Form 10-K
period 2011-12-31
Patents Professional, Inc.
filed 2012-03-30
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160031

PATENTS PROFESSIONAL, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		775-321-8206

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files.

Yes |X| No |_| (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity:  As of March 15, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was $9,500.

PATENTS PROFESSIONAL, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

      Page

                              Number

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART I

ITEM 1: BUSINESS

Business Development

Patents Professional, Inc. (“Patents Professional”, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on December 17, 2008 and established a fiscal year end of December 31. We are a development-stage Company formed in order to enter into the international market for patent consulting and technology transfer services.

The Company business model is to assist small business and entrepreneurs that have developed patentable novel products or services but does not have the financial resources to fund their own patent application. The Company will take an equity position in the product and pay for the patent application on behalf of the inventor. The patents will be applied listing both the inventor and the Company as co-patent holders. The estimated cost of a US patent application is between $20,000 and $30,000 US. The Company does not intend to market any of the products it accepts for patent application, once a patent pending has been issued it is the company’s intent to sell the patent application to an individual or Company who already operates within the same industry. The Company will negotiate with each inventor on the Company’s equity share but the Company’s standard offer will be 50% ownership in the invention.  If the Company is successful in taking an equity position, it will provide the funds for making the patent application, use its knowledge and expertise in arranging the filing of the patent application, and it will sell the patent.  All of these efforts will be the Company’s alone, with no participation or efforts of any other party. The Company will use the Internet to markets services as well and attend some tradeshows that are specific to inventors and entrepreneurs such as INPEX the largest such trade show in the United States.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

Our president and director has invested $9,500 in the Company. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

Over the next 12 months after this registration statement becomes effective the company must (a) raise capital, (b) identify several specific, high growth technology markets, (c) identify qualified institutional customers who require commercial applications of these technologies, (d) identify and sign revenue sharing agreements with clients who are capable of providing these commercial applications in the form of patentable inventions, products, techniques or processes, (e) start the process of preparing and filing our initial patent applications and finally (f) enter licensing agreements with our first customers.

The company intends to hire an independent third party patent consultant to perform all aspects pertaining to the filing of its clients’ patent applications and marketing consultants to identify institutional customers who are seeking our patented technologies.  We also expect to hire an independent consultant to develop our web site and computer systems within 60 days after the termination of the sale of shares through this registration statement.

The dependence on hiring the appropriate third parties to perform essential services could result in a material adverse effect on the company’s potential future operations and, consequently, on the company’s business, operating results and financial condition. Further, such third party contractors have no fiduciary duty to our shareholders and may not perform these services as expected. The capacity of certain third parties for these services may be limited for economic or other reasons. Their inability to provide these services could have a material adverse effect upon the results of our operations and financial condition.

We intend to hire third party professionals  using the Internet mostly for initial research. First and foremost we will need to find law firms that specialize in patent applications, and further define what expertise a patent attorney may have in a specific field related to the product we want to patent. Some patent lawyers may have expertise in intellectual property (IP) others in engineering or other specialty fields.  The Company also intends to hire, on a consulting basis, marketing experts in the particular fields in which products the Company is thinking of patenting a product. These experts’s product knowledge could range from board games to IP to the building industry; the requirement for experts is based completely on the products the Company is presented with for consideration.

Industry professionals would be able to give our firm a better educated opinion of the market feasibility of a product. Attorneys, engineers, business consultants, and marketing specialist would simply charge a fee for their services that the Company would pay; these services would make up a part of the services our firm would offer to potential clients besides financial assistance. It is possible in some circumstances that our professional third party consultants may be interested in offering their services for a royalty on the licensing or sale of the patent.

The company anticipates qualifying its first clients and signing revenue sharing exclusivity agreements with them within 120 days after the termination of the sale of shares through this registration statement.. The company expects to start the process of filing its first patent applications within 180 days after the termination of the sale of shares through this registration statement.

Concurrently with the filing of our first patent applications, we plan on hire a marketing consultant with experience in the technology transfer and sales industry to begin the sales and marketing of our patented. We anticipate that we may be able to hire this consultant within approximately 270 days of after the termination of the sale of shares through this registration statement. The company anticipates that our sales cycle (the length of time between initial customer contact and sale completion) to be a minimum of 90 days. We anticipate that we may sign our first licensing agreements within 360 days after the termination of the sale of shares through this registration statement.

The Company has raised $9,500 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.  We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of December 31, 2011 the Company had no active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our December 31, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2011 Audited Financial Statements - Auditors Report.”

As of December 31, 2011, Patents Professional had $449 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Patents Professional is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Patents Professional having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Patents Professional is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Patents Professional cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Patents Professional common stock would lose all of their investment.

The development and marketing of our services will initiate over the next 12 months. Patents Professional does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended December 31, 2011.  As of the fiscal year ended December 31, 2011 we had $449 of cash on hand in the bank. We incurred operating expenses in the amount of $13,978 in the fiscal year ended December 31, 2011. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $54,765.

Patents Professional has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director, Wagner Yomoguita has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Patents Professional, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Patents Professional, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 and since inception on December 17, 2008 through December 31, 2011. Patents Professional, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patents Professional, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2011 and 2010 and since inception on December 17, 2008 through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 15, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$449	$449
TOTAL CURRENT ASSETS	$449	$449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,008	$19,455
Loans from Related Party	16,706	12,281
TOTAL CURRENT LIABILITIES	$45,714	$31,736

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,500,000 shares of shares	$9,500	$9,500
Deficit accumulated during the development stage	(54,765)	(40,787)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(45,265)	$(31,287)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$449	$449

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative results
	Year	Year	from inception
	ended	ended	(December 17, 2008)
	December 31, 2011	December 31, 2010	December 31, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$3,728	$2,155	$11,018
Professional Fees	10,250	13,505	43,748
Total Expenses	$13,978	$15,660	$54,765

NET LOSS	$(13,978)	$(15,660)	$(54,765)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,500,000	$9,500,000

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to December 31, 2011

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total

Balance at inception on
December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended
December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for cash
at $0.001 per share	9,500,000	9,500		-		9,500

Net loss for the year ended
December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	9,500,000	$9,500	$-	$-	$(25,127)	$(15,627)

Net loss for the year ended
December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	9,500,000	$9,500	$-	$-	$(40,787)	$(31,287)

Net loss for the period ended
December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	9,500,000	$9,500	$-	$-	$(54,765)	$(45,265)

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	December 17, 2008
	ended	ended	(date of inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

OPERATING ACTIVITIES
Net loss	$(13,978)	$(15,660)	$(54,765)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party	4,425	6,751	16,706
Increase (decrease) in accrued expenses	$9,553	$7,237	$23,477

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$(1,672)	$(14,582)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,500
Subscription Receivable	-	-	-
Loan from related party	-	-	5,531
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-	$15,031

NET INCREASE ( DECREASE) IN CASH	$-	$(1,672)	$449

CASH, BEGINNING OF PERIOD	$449	$2,121	$-

CASH, END OF PERIOD	$449	$449	$449

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on December 17, 2008 and established a fiscal year end of December 31. It is a development-stage Company intends to seek business opportunities in the patent consulting and technology transfer and commercialization industries, specializing in financing and facilitating the patent application process for individual inventors and organizations that lack the financial resources to do so on their own.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2011, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president (or a director or whoever) at no charge.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

PATENTS PROFESSIONAL, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $45,265, an accumulated deficit of $54,765 and net loss from operations since inception of $54,765. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

As of December 31, 2011, the Company had issued 9,500,000 Founder’s shares at $0.001 per share for net funds to the Company of $9,500.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On January 20, 2010 the Company issued 9,500,000 common shares @ $0.001 for $9,500 which represents all the issued and outstanding common stock.

As of December 31, 2011, the Company has not granted any stock options and has not recorded any stock-based compensation.

PATENTS PROFESSIONAL, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2011

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $16,706 as a loan from a related party. The loan is payable on demand and without interest.

NOTE 6 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2011 are as follows:

	December 31, 2011	December 31, 2010

Net operation loss carry forward
Effective Tax Rate	54,765	40,787
Deferred Tax Assets	35%	35%
Less: Valuation Allowance	19,168	14,275
Net deferred tax asset	(19,168)	(14,275)
	$ 0	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are Seale & Beers CPA’s LLC,  operating from their offices in Las Vegas, Nevada.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of December 31, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i)

Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Wagner Yomoguita has been elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Company’s current Audit Committee consists solely of Wagner Yomoguita, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Wagner Yomoguita	51	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Mr. Wagner Massao Yomoguita holds a bachelor’s degree in Engineering from FEI (Industrial Engineering University – Sao Paulo, Brazil).

He had worked in the car industry in Japan for two years and after that, he came back to Brazil and managed a restaurant in Sao Paulo, partially owned by him.

For the last 8 years he has been working in his own business, dealing with products trading (importation/exportation).

Mr. Yomoguita has a Customs Clearance company, he issues all the needed documents for his Brazilian customer’s companies for the import and export all kinds of products as per example glasses, fabrics, paints, electronic and agricultural equipments.

Mr. Yomoguita has proven to be a successful entrepreneur with multiple start up businesses including a restaurant and import/customs clearance business. He has an engineering degree which will give Mr. Yomoguita an insight as to the functionality and market feasibility of various products that have a high degree of engineering. Mr. Yomoguita’s import business does give him experience in some types of products that businesses and consumers may wish to purchase. Over the past eight years Mr. Yomoguita has imported hundreds of different products for the Brazilian Market place. Experience, education and entrepreneurship is what make the company feel that Mr. Yomoguita is a suitable director, president and CEO.

Mr. Yomoguita is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Patents Professional, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and  its executive officer and director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Wagner Massao Yomoguita, Rua Carlos Maria Della Paolera, 573, Sao Paulo, SP, Brazil	9,500,000	70.4%
	All Beneficial Owners as a Group (1 person)	9,500,000	70.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Yomoguita anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended December 31, 2011 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of Patents Professional, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of Patents Professional, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

23.1	Consent of Seale & Beers CPA’s LLC

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patents Professional, Inc.

BY:      /s/ Wagner Yomoguita

 ----------------------

Wagner Yomoguita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated: March 30, 2012