Form 10-Q
period 2012-03-31
Patents Professional, Inc.
filed 2012-05-14
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

PATENTS PROFESSIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

775-321-8206
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as May 11, 2012 was 9,669,000 shares of common stock, $0.001 par value, issued and outstanding.

PATENTS PROFESSIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

March 31, 2012

Unaudited

UNAUDITED CONDENSED BALANCE SHEETS

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

UNAUDITED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$449	449
TOTAL CURRENT ASSETS	$449	449

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,244	$29,008
Loan to Related Party	21,706	16,706
TOTAL CURRENT LIABILITIES	$50,950	$45,714

STOCKHOLDER'S EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001
par value, issued and outstanding
9,669,000 shares of common stock at March 31, 2012	$9,669	$9,500
and 9,500,000 shares at December 31, 2011
Additional Paid in Capital	4,901	-
Subscription Receivable	$(5,070)	-
Deficit accumulated during the development stage	$(60,001)	(54,765)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	$(50,501)	$(45,265)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY(DEFICIT)	$449	$449

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(December 17, 2008)
	March 31, 2012	March 31, 2011	March 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$-	$525	$11,018
Professional Fees	5,236	1,688	48,983
Total Expenses	$5,236	$2,213	$60,001

NET LOSS	$(5,236)	$(2,213)	$(60,001)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,506,044	$9,500,000

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to March 31, 2012

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception on
December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended
December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for cash
at $0.001 per share	9,500,000	9,500		-		9,500

Net loss for the year ended
December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	9,500,000	$9,500	$-	$-	$(25,127)	$(15,627)

Net loss for the year ended
December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	9,500,000	$9,500	$-	$-	$(40,787)	$(31,287)

Net loss for the year ended
December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	9,500,000	$9,500	$-	$-	$(54,765)	$(45,265)
Common Stock issued for cash
at $0.03 per share	169,000	169	4,901	(5,070)	-	-

Net loss for the period ended
March 31, 2012	-	-			(5,236)	(5,236)

Balance, March 31, 2012	9,669,000	$9,669	$4,901	$(5,070)	$(60,001)	$(50,501)

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

UNAUDITED INTERIM CONDENSED STATEMENTS OF CASH FLOWS

			December 17,
	Three months	Three months	2008 ( date of
	ended	ended	inception) to
	March 31, 2012	March 31, 2012	March 31, 2012

OPERATING ACTIVITIES
Net loss	$(5,236)	$(2,213)	$(60,001)
Adjustment to reconcile net loss to net cash used in
operating activities
Expenses paid on company's behalf by related party	5,000	4,425	21,706
Increase (decrease) in accrued expenses	$236	$(2,213)	$29,244
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES	$-	$-	$(9,051)

INVESTING ACTIVITIES

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	9,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-	$9,500

NET INCREASE ( DECREASE) IN CASH	$-	$-	$449

CASH, BEGINNING OF PERIOD	449	449	-

CASH, END OF PERIOD	$449	$449	$449

Supplemental cash flow information and
noncash financing activities:
Cash paid for:
Interest	-	$-	$-

Income taxes	-	$-	$-

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $50,501, an accumulated deficit of $60,001 and net loss from operations since inception of $60,001. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PATENTS PROFESSIONAL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2012

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On September 30, 2009, the President was issued 9,500,000 common shares for cash, which was received on October 8, 2009.

As of March 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of March 31, 2012, 9,669,000 common shares are issued and outstanding.

In March, 2011 the company issued 169,000 common shares at $0.03 per share for a total of $5,070 but has not collected any of the proceeds. The balance of $5,070 is reported at a subscription receivable at the end of the period.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company received a loan from related party totaling $21,706.The loan is payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Patents Professional, Inc. ("Patents Professional", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on December 17, 2008.  We are a development-stage Company formed in order to enter into the international market for patent consulting and technology transfer services.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended March 31, 2012 we had $449 of cash on hand. We incurred operating expenses in the amount of $5,236 in the quarter ended March 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on November 1, 2011and we are in the process of seeking equity financing to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

We do not currently have any employees and management does not plan to hire employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Capital Resources

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Wagner Yomoguita has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Yomoguita expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2011. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

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

 *     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Patents Professional, Inc.

BY:      /s/ Wagner Yomoguita

 ----------------------

Wagner Yomoguita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  May 14, 2012