Form 10-Q/A
period 2012-06-30
Patents Professional, Inc.
filed 2012-08-30
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q Amendment No. 1

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

Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Patents Professional, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of Patents Professional, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer [1]

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer [1]

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[1]     Previosly filed on August 13, 2012

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

Dated:  August 30, 2012