Form 10-Q
period 2012-09-30
Patents Professional, Inc.
filed 2012-11-14
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

PATENTS PROFESSIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as November 13, 2012 was 9,669,000 shares of common stock, $0.001 par value, issued and outstanding.

PATENTS PROFESSIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2012

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	September 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$244	$449
TOTAL CURRENT ASSETS	$244	$449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,713	$29,008
Accounts payable - related party	6,000	-
Loans from related party	26,996	16,706
TOTAL CURRENT LIABILITIES	$58,709	$45,714

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,669,000 and 9,500,000 shares at September 30, 2012 & December 31, 2011 respectively	$9,669	$9,500
Additional Paid in Capital	4,901	-
Subscription Receivable	-	-
Deficit accumulated during the development stage	(73,035)	(54,765)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(58,465)	$(45,265)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$244	$449

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(December 17, 2008)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$3,104	$1,200	$7,034	$2,325	$18,053
Professional Fees	1,500	-	6,736	4,875	48,983
Professional Fees - related party	1,500		4,500		6,000
Total Expenses	$6,104	$1,200	$18,270	$7,200	$73,036

NET LOSS	$(6,104)	$(1,200)	$(18,270)	$(7,200)	$(73,036)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,552,000	$9,500,000	$9,539,102	$9,500,000

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

UNAUDITED CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to September 30, 2012

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number		Paid-in	Subscriptions	development
	of shares	Amount	Capital	Receivable	stage	Total

Balance at inception on
December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended
December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for cash
at $0.001 per share	9,500,000	9,500		-		9,500

Net loss for the year ended
December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	9,500,000	$9,500	$-	$-	$(25,127)	$(15,627)

Net loss for the year ended
December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	9,500,000	$9,500	$-	$-	$(40,787)	$(31,287)

Net loss for the year ended
December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	9,500,000	$9,500	$-	$-	$(54,765)	$(45,265)
Common Stock issued for cash
at $0.1 per share	169,000	169	4,901	(5,070)	-	-

Subscription Received				5,070		5,070

Net loss for the period ended
September 30, 2012	-	-			(18,270)	(18,270)

Balance, September 30, 2012	9,669,000	$9,669	$4,901	$-	$(73,035)	$(58,465)

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

UNAUDITED INTERIM CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine months	Nine months	17-Dec-08
	ended	ended	(date of inception) to
	30-Sep-12	30-Sep-11	30-Sep-12

OPERATING ACTIVITIES
Net loss	$-18,270	$-7,200	$-73,035
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party vendor	5,290	4,425	5,290
Expenses paid on company's behalf by shareholder	5,000	-	21,706
Increase (decrease) in accrued expenses	$2,705	$2,775	$31,713

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-5,275	$-	$-14,326

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,070	-	14,570
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,070	$-	$14,570

NET INCREASE (DECREASE) IN CASH	$-205	$-	$244

CASH, BEGINNING OF PERIOD	$449	$449	$-

CASH, END OF PERIOD	$244	$449	$244

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $58,465, an accumulated deficit of $73,035 and net loss from operations since inception of $73,035. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

September 30, 2012

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On September 30, 2009, the President was issued 9,500,000 common shares for cash, which was received on October 8, 2009.

As of September 30, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

In March, 2012 the Company issued 169,000 common shares at $0.03 per share for a total of $5,070 in cash.

As of September 30, 2012, 9,669,000 common shares are issued and outstanding.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company received a loan from related parties totaling $26,996 of which $5,290 were for expenses paid on behalf of the company by a vendor and $21,706 were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended September 30, 2012 we had $244 of cash on hand. We incurred operating expenses in the amount of $6,104 in the quarter ended September 30, 2012. These operating expenses were comprised of professional fees and office and general expenses.

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

The Company has raised $14,570 in cash to initiate its business plan through the sale of its common stock.  The amount raised from our stock offering is insufficient and we still will need additional cash to continue to implement our business plan.  If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  November 14, 2012