Form 10-K
period 2012-12-31
Patents Professional, Inc.
filed 2013-04-01
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160031

PATENTS PROFESSIONAL, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		775-321-8206

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 20, 2013 was 9,669,000 shares of common stock, $0.001 par value, issued and outstanding.

PATENTS PROFESSIONAL, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

      Page

                              Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

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

The company intends to hire an independent third party patent consultant to perform all aspects pertaining to the filing of its clients’ patent applications and marketing consultants to identify institutional customers who are seeking our patented technologies.  We also expect to hire an independent consultant to develop our web site and computer systems within 60 days after we have raised enough funds to do so.

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

The company anticipates qualifying its first clients and signing revenue sharing exclusivity agreements with them within 120 days after we have raised enough funds to do so. The company expects to start the process of filing its first patent applications within 180 days after we have raised enough funds to do so.

Concurrently with the filing of our first patent applications, we plan on hire a marketing consultant with experience in the technology transfer and sales industry to begin the sales and marketing of our patented. We anticipate that we may be able to hire this consultant within approximately 270 days of after we have raised enough funds to do so. The company anticipates that our sales cycle (the length of time between initial customer contact and sale completion) to be a minimum of 90 days. We anticipate that we may sign our first licensing agreements within 360 days after we have raised enough funds to do so.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of December 31, 2012 the Company had no active shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2012 Audited Financial Statements - Auditors Report.”

As of December 31, 2012, Patents Professional had $244 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended December 31, 2012.  As of the fiscal year ended December 31, 2012 we had $244 of cash on hand in the bank. We incurred operating expenses in the amount of $25,034 in the fiscal year ended December 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $79,799.

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

December 31, 2012

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Patents Professional, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Patents Professional, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012 and since inception on December 17, 2008 through December 31, 2012. Patents Professional’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patents Professional, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2012 and since inception on December 17, 2008 through December 31, 2012  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 25, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	244	449
TOTAL CURRENT ASSETS	244	449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	28,777	28,300
Accounts payable - related party	9,700	1,500
Loans from related party	26,996	16,706
TOTAL CURRENT LIABILITIES	65,473	45,714

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
9,669,000 and 9,500,000 shares at December 31, 2012 & 2011 respectively	9,669	9,500
Additional Paid in Capital	4,901	-
Deficit accumulated during the development stage	(79,799)	(54,765)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(65,229)	(45,265)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	244	449

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

			Cumulative results
	Year	Year	from inception
	ended	ended	(December 17, 2008)
	December 31, 2012	December 31, 2011	December 31, 2012
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$7,829	$3,728	$18,846
Professional Fees	9,005	8,750	51,253
- related party	8,200	1,500	9,700
Total Expenses	$25,034	$13,978	$79,799

NET LOSS	$(25,034)	$(13,978)	$(79,799)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$9,524,518	$9,500,000

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

AUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to December 31, 2012

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	of shares	Amount	Capital	Receivable	stage	Total
Balance at inception on
December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended
December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for cash
at $0.001 per share	9,500,000	9,500		-		9,500

Net loss for the year ended
December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	9,500,000	$9,500	$-	$-	$(25,127)	$(15,627)
Net loss for the year ended
December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	9,500,000	$9,500	$-	$-	$(40,787)	$(31,287)
Net loss for the year ended
December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	9,500,000	$9,500	$-	$-	$(54,765)	$(45,265)
Common Stock issued for cash
at $0.03 per share	169,000	169	4,901	(5,070)	-	-

Subscription Received				5,070		5,070

Net loss for the year ended
December 31, 2012	-	-			(25,034)	(25,034)

Balance, December 31, 2012	9,669,000	$9,669	$4,901	$-	$(79,799)	$(65,229)
The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.
(A Development Stage Company)

AUDITED INTERIM STATEMENTS OF CASH FLOWS

	Year	Year	December 17, 2008
	ended	ended	(inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

OPERATING ACTIVITIES
Net loss	$(25,034)	$(13,978)	$(79,799)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party vendor	5,290	4,425	5,290
Expenses paid on company's behalf by shareholder	5,000	-	21,706
Increase (decrease) in accrued expenses	$9,469	$9,553	$38,477

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(5,275)	$-	$(14,327)

FINANCING ACTIVITIES
Proceeds from sale of common stock	5,070	-	14,570
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$5,070	$-	$14,570

NET INCREASE (DECREASE) IN CASH	$(205)	$-	$244

CASH, BEGINNING OF PERIOD	$449	$449	$-

CASH, END OF PERIOD	$244	$449	$244

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PATENTS PROFESSIONAL, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on December 17, 2008 and established a fiscal year end of December 31. The Company It is a development-stage cCompany that intends to seek business opportunities in the patent consulting and technology transfer and commercialization industries, specializing in financing and facilitating the patent application process for individual inventors and organizations that lack the financial resources to do so on their own.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2012, no advertising costs have been incurred.

Property

The Company does not own or rent any property.  The office space is provided by the president at no charge.

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

December 31, 2012

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $65,229, an accumulated deficit of $79,799 and net loss from operations since inception of $79,799. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share, as increased on February 5, 2013.  No preferred shares have been authorized or issued.

On January 20, 2010 the Company issued 9,500,000 common shares @ $0.001 for $9,500 which represents all the issued and outstanding common stock.

As of December 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

On March 28, 2012 the Company issued 169,000 common shares @$0.03 for $5,070 for cash.

PATENTS PROFESSIONAL, INC.

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

As of December 31, 2012 and 2011, the Company has received $26,996 and $16,706, respectively, in loans from related parties. The loans are payable on demand and without interest.

At December 31, 2012 and 2011 respectively, the Company has booked Accounts Payable due to a Related Party of $9,700 and $1,500.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2012 are as follows:

	December 31, 2012	December 31, 2011
Net Operating Loss carry forward	79,799	54,765
Effective Tax Rate	35%	35%
Deferred Tax Assets	27,930	19,168
Less: Valuation Allowance	(27,930)	(19,168)
Net Deferred Tax Asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7 – RECLASSIFACTION

The prior year Accounts Payables and Accrued Liabilities have been broken out to reflect an Account Payable to a Related Party of $1,500.  A similar break-out reflects Professional Fees of $1,500 paid by a related party.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose other than the following:

On February 5, 2013 the Company filed form PRE-14C adopting and approving that the 75,000,000 authorized common shares be increased to 200,000,000 authorized common shares.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of December 31, 2012, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Wagner Yomoguita	52	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended December 31, 2012 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended December 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Dated:  April 01, 2013