Form 10-Q
period 2013-03-31
Patents Professional, Inc.
filed 2013-05-16
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as May 15, 2013 was 100,560,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

(fka Patents Professional, Inc.)

QUARTERLY REPORT ON FORM 10-Q

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2013

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	March 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$244	$244
TOTAL CURRENT ASSETS	$244	$244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,922	$28,777
Accounts payable - related party	11,200	9,700
Loans from related party	30,606	26,996
TOTAL CURRENT LIABILITIES	$68,728	$65,473

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,560,000 and 2,320,560,000 shares at March 31, 2013 & Dec 31, 2012 respectively	$100,560	$2,320,560
Additional Paid in Capital	(95,240)	(2,305,990)
Deficit accumulated during the development stage	(73,804)	(79,799)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(68,484)	$(65,229)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$244	$244

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(December 17, 2008)
	March 31, 2013	March 31, 2012	March 31, 2013
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$245	$-	$16,177
- related party	-	-	2,915
Professional Fees	1,500	4,636	57,353
- related party	1,500	600	6,600
Total Expenses	$3,245	$5,236	$83,044

NET LOSS	$(3,245)	$(5,236)	$(83,044)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$935,813,333	$2,283,159,560

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to March 31, 2013

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	of shares	Amount	Capital	Receivable	stage	Total
Balance at inception on
December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended
December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for cash
at $0.00000417 per share	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended
December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(25,127)	$(15,627)
Net loss for the year ended
December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(40,787)	$(31,287)
Net loss for the year ended
December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(54,765)	$(45,265)
Common Stock issued for cash
at $0.000125 per share	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended
December 31, 2012	-	-	-	-	(25,034)	(25,034)

Balance, December 31, 2012	2,320,560,000	$2,320,560	$(2,305,990)	$-	$(79,799)	$(65,229)

Share Redemption for $10 cash	(2,220,000,000)	(2,220,000)	2,210,750	-	9,240	(10)

Net loss for the year ended
March 31, 2013	-	-			(3,245)	(3,245)

Balance, March 31, 2013	100,560,000	$100,560	$(95,240)	$-	$(73,804)	$(68,484)

On February 6, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three months	Three months	December 17, 2008
	ended	ended	(inception) to
	March 31, 2013	March 30, 2012	March 31, 2013

OPERATING ACTIVITIES
Net loss	$(3,245)	$(5,236)	$(83,404)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party vendor	3,600	-	8,890
Expenses paid on company's behalf by shareholder	10	5,000	21,716
Increase (decrease) in accrued expenses	$(355)	$236	$38,122

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$10	$-	$(14,316)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	-	14,560
Loan from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$(10)	$-	$14,560

NET INCREASE (DECREASE) IN CASH	$-	$-	$244

CASH, BEGINNING OF PERIOD	$244	$449	$-

CASH, END OF PERIOD	$244	$449	$244

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $68,484, an accumulated deficit of $83,044 and net loss from operations since inception of $83,044. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

(A Development Stage Company)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2013

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On September 30, 2009, the President was issued 2,280,000,000 common shares for cash, which was received on October 8, 2009.

In March, 2011 the Company issued 40,560,000 common shares for cash of $5,070.

On February 5, 2013 the Company approved that the 75,000,000 authorized common shares be increased to 200,000,000 authorized common shares

On February 5, 2013 the company approved a 240:1 forward stock split.

On February 6, 2013 the Company redeemed 2,220,000,000 common shares for $10 cash.  The stock was cancelled.

As of March 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of March 31, 2013, 100,560,000 common shares are issued and outstanding.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company received a loan from related parties totaling $41,806 of which $11,200 were for expenses paid on behalf of the company by a vendor and $30,606 were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

Overview

All Marketing Solutions, Inc. (fka Patents Professional, Inc.) ("the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on December 17, 2008.  We are a development-stage Company formed in order to enter into the international market for patent consulting and technology transfer services.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended March 31, 2013 we had $244 of cash on hand. We incurred operating expenses in the amount of $3,245 in the quarter ended March 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We have registered 4,000,000 of or our common stock for sale to the public.  Our registration statement became effective on November 1, 2011and we are still in the process of seeking equity financing to fund our operations over the next 12 months.

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

Capital Resources

If All Marketing Solutions is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in All Marketing Solutions having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because All Marketing Solutions is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If All Marketing Solutions cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in All Marketing Solutions common stock would lose all of their investment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND  USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of All Marketing Solutions, Inc. (fka Patents Professional, Inc.) (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of All Marketing Solutions, Inc. (fka Patents Professional, Inc.) (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)

BY:      /s/ Wagner Yomoguita

 ----------------------

Wagner Yomoguita

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  May 16, 2013