Form 10-Q
period 2013-06-30
ALL MARKETING SOLUTIONS, INC.
filed 2013-08-14
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as July 31, 2013 was 100,560,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

(fka Patents Professional, Inc.)

QUARTERLY REPORT ON FORM 10-Q

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2013

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	June 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$244	$244
TOTAL CURRENT ASSETS	$244	$244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,942	$28,777
Accounts payable - related party	12,700	9,700
Loans from related party	30,606	26,996
TOTAL CURRENT LIABILITIES	$74,248	$65,473

STOCKHOLDERS' EQUITY ( DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,560,000 and 2,320,560,000 shares at June 30, 2013 & Dec 31, 2012 respectively	$100,560	$2,320,560
Additional Paid in Capital	(95,240)	(2,305,990)
Deficit accumulated during the development stage	(79,324)	(79,799)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(74,004)	$(65,229)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$244	$244

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(December 17, 2008)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$2,520	$3,930	$2,765	$3,930	$18,697
- related party	~~-~~ 	-	~~-~~	-	2,915
Professional Fees	1,500	1,500	3,000	5,236	58,853
- related party	1,500	1,500	3,000	3,000	8,100
Total Expenses	$5,520	$6,930	$8,765	$12,166	$88,564

NET LOSS	$(5,520)	$(6,930)	$(8,765)	$(12,166)	$(88,564)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$100,560,000	$2,320,560,000	$542,106,961	$2,304,005,275

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to June 30, 2013

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	of shares	Amount	Capital	Receivable	stage	Total
Balance at inception on December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended December 31, 2008					(1,630)	(1,630)
Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)

Common Stock issued for $9,500 cash at $0.00000417 per share on Sept 30, 2009	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended December 31, 2009	-	-	-	-	(23,497)	(23,497)
Balance, December 31, 2009	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(25,127)	$(15,627)

Net loss for the year ended December 31, 2010	-	-	-	-	(15,660)	(15,660)
Balance, December 31, 2010	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(40,787)	$(31,287)

Net loss for the year ended December 31, 2011	-	-	-	-	(13,978)	(13,978)
Balance, December 31, 2011	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(54,765)	$(45,265)

Common Stock issued for cash at $0.000125 per share in March, 2012	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended December 31, 2012	-	-	-	-	(25,034)	(25,034)
Balance, December 31, 2012	2,320,560,000	$2,320,560	$(2,305,990)	$-	$(79,799)	$(65,229)

Share Redemption for $10 cash on Feb 6, 2013	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)

Net loss for the year ended June 30, 2013	-	-			(8,765)	(8,765)
Balance, June 30, 2013	100,560,000	$100,560	$(95,240)	$-	$(79,324)	$(74,004)

On February 6, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Six months	Six months	December 17, 2008
	ended	ended	(inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING ACTIVITIES
Net loss	$(8,765)	$(12,166)	$(88,564)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party vendor	3,600	3,790	8,890
Expenses paid on company's behalf by shareholder	10	5,000	21,716
Increase (decrease) in accrued expenses	$5,165	$(1,694)	$43,642

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$10	$(5,070)	$(14,316)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	5,070	14,560
Loan from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$(10)	$5,070	$14,560

NET INCREASE (DECREASE) IN CASH	$-	$-	$244

CASH, BEGINNING OF PERIOD	$244	$449	$-

CASH, END OF PERIOD	$244	$449	$244

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $74,004, an accumulated deficit of $79,324 and net loss from operations since inception of $79,324. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2013

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 30, 2009, the President was issued 2,280,000,000 common shares for $9,500 cash, which was received on October 8, 2009.

In March, 2012 the Company issued 40,560,000 common shares for cash of $5,070.

On February 5, 2013 the Company approved that the 75,000,000 authorized common shares be increased to 200,000,000 authorized common shares

On February 5, 2013 the company approved a 240:1 forward stock split, which as been retroactively stated throughout.

On February 6, 2013 the Company redeemed 2,220,000,000 common shares (9,250,000 pre-split) for $10 cash. This resulted in a reduction in the Accumulated Deficit of $9,240. The stock was cancelled.

As of June 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of June 30, 2013, 100,560,000 (2,320,560,000 as of December 31, 2012) common shares are issued and outstanding.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company received a loan from related parties totaling $43,306 ($36,696 at December 31, 2012) of which $12,700 ($9,700 at December 31, 2012) were for expenses paid on behalf of the company by a vendor and $30,606 ($26,996 at December 31, 2013) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2013

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

Results of Operation

The Company has not yet generated any revenue from its operations.  We had $244 in cash during the quarter ended June 30, 2013 and the same amount in the annual year ended December 31, 2012. As of the fiscal quarter ended June 30, 2013 we had $244 of cash on hand. We incurred operating expenses in the amount of $5,520 and $6,930 in the quarter ended June 30, 2013 and in the quarter ended June 30, 2012 respectively. We incurred operating expenses in the amount of $8,765 and $12,166 during the six-month ending June 30, 2013 and June 30, 2012. Operating expenses since inception date were in the amount of $88,564. These operating expenses were comprised of professional fees and office and general expenses.

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

Management still believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  August 13, 2013