Form 10-Q
period 2013-09-30
ALL MARKETING SOLUTIONS, INC.
filed 2013-11-12
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as November 11, 2013 was 100,560,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

(fka Patents Professional, Inc.)

QUARTERLY REPORT ON FORM 10-Q

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2013

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	September 30, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$139	$244
TOTAL CURRENT ASSETS	$139	$244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,442	$28,777
Accounts payable - related party	14,200	9,700
Loans from related party	32,251	26,996
TOTAL CURRENT LIABILITIES	$77,893	$65,473

STOCKHOLDERS' EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
100,560,000 and 2,320,560,000 shares at September 30, 2013 & Dec 31, 2012 respectively	$100,560	$2,320,560
Additional Paid in Capital	(95,240)	(2,305,990)
Deficit accumulated during the development stage	(83,074)	(79,799)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(77,754)	$(65,229)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$139	$244

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Nine months	Nine months	from inception
	ended	ended	ended	ended	(December 17, 2008)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$750	$3,104	$3,515	$7,034	$19,446
- related party	-	-	-	-	2,915
Professional Fees	1,500	1,500	4,500	6,736	60,353
- related party	1,500	1,500	4,500	4,500	9,600
Total Expenses	$3,750	$6,104	$12,515	$18,270	$92,314

NET LOSS	$(3,750)	$(6,104)	$(12,515)	$(18,270)	$(92,314)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	$100,560,000	$2,292,480,000	$542,106,961	$2,289,384,480

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to September 30, 2013
					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	of shares	Amount	Capital	Receivable	stage	Total
Balance at inception on
December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended
December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for $9,500
cash at $0.00000417 per share in September, 2009	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended
December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(25,127)	$(15,627)
Net loss for the year ended
December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(40,787)	$(31,287)
Net loss for the year ended
December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(54,765)	$(45,265)
Common Stock issued for cash
at $0.000125 per share in March, 2012	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended
December 31, 2012	-	-	-	-	(25,034)	(25,034)

Balance, December 31, 2012	2,320,560,000	$2,320,560	$(2,305,990)	$-	$(79,799)	$(65,229)

Share Redemption for $10 cash	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)
on Feb 6, 2013

Net loss for the period ended
September 30, 2013	-	-			(12,515)	(12,515)

Balance, September 30, 2013	100,560,000	$100,560	$(95,240)	$-	$(83,074)	$(77,754)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.
The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine months	Nine months	December 17, 2008
	ended	ended	(inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

OPERATING ACTIVITIES
Net loss	$(12,515)	$(18,270)	$(92,314)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by related party vendor	5,245	5,290	10,535
Expenses paid on company's behalf by shareholder	10	5,000	21,716
Increase (decrease) in accrued expenses	$7,165	$2,705	$45,642

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$(95)	$(5,275)	$(14,421)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	5,070	14,560
Loan from related party	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$(10)	$5,070	$14,560

NET INCREASE (DECREASE) IN CASH	$(105)	$(205)	$139

CASH, BEGINNING OF PERIOD	$244	$449	$-

CASH, END OF PERIOD	$139	$244	$139

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $77,754, an accumulated deficit of $83,074 and net loss from operations since inception of $92,314. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

September 30, 2013

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

On February 5, 2013 the Company approved that the 75,000,000 authorized common shares be increased to 200,000,000 authorized common shares

On February 5, 2013 the company approved a 240:1 forward stock split, which has been retroactively stated throughout.

On February 6, 2013 the Company redeemed 2,220,000,000 common shares (9,250,000 pre-split) for $10 cash. This resulted in a reduction in the Accumulated Deficit of $9,240. The stock was cancelled.

As of September 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of September 30, 2013, 100,560,000 (2,320,560,000 as of December 31, 2012) common shares are issued and outstanding.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company received a loan from related parties totaling $46,451 ($36,696 at December 31, 2012) of which $14,200 ($9,700 at December 31, 2012) were for expenses paid on behalf of the company by a vendor and $32,251 ($26,996 at December 31, 2012) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2013

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

Results of Operation

The Company has not yet generated any revenue from its operations.  We had $139 in cash during the quarter ended September 30, 2013 and $244 during the fiscal year ended December 31, 2012. We incurred operating expenses in the amount of $3,750 and $6,104 during the quarter ended September 30, 2013 and September 30, 2012 respectively. During the nine-month period ending September 30, 2013 and 2012 we incurred operating expenses in the amount of $12,515 and $18,270. Operating expenses since inception date were in the amount of $92,314. These operating expenses were comprised of professional fees and office and general expenses.

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

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.”

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

Dated:  November 12, 2013