Form 10-K
period 2013-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2014-03-31
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160031

ALL MARKETING SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		775-321-8206

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 24, 2014 was 100,560,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

                                                                                                                                                                                                     Page

                                                                                                                                                                                                  Number

PART II

PART III

Item 10	Directors, Executive Officers and Corporate Governance	20
Item 11	Executive Compensation	22
Item 12	Security Ownership of Certain Beneficial Owners and Management	22
Item 13	Certain Relationships and Related Transactions and Director Independence	22
Item 14	Principal Accounting Fees and Services	22

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART I

ITEM 1: BUSINESS

Business Development

All Marketing Solutions, Inc. (“All Marketing Solutions”, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on December 17, 2008 and established a fiscal year end of December 31. We are a development-stage Company formed in order to enter into the international market for patent consulting and technology transfer services.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of December 31, 2013 the Company had 33 active shareholders.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2013 Audited Financial Statements - Auditors Report.”

As of December 31, 2013, All Marketing Solutions had $139 cash on hand and in the bank, and $244 as of December 31, 2012 . Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

The development and marketing of our services will initiate over the next 12 months. All Marketing Solutions does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended December 31, 2013 and on December 31, 2012 as well.  As of the fiscal year ended December 31, 2013 we had $139 of cash on hand in the bank, and $244 as of December 31, 2012. We incurred operating expenses in the amount of $17,815 in the fiscal year ended December 31, 2013 and $25,034 for December 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $97,614.

All Marketing Solutions has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director, Wagner Yomoguita has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All Marketing Solutions, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of All Marketing Solutions, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and since inception on December 17, 2008 through December 31, 2013. All Marketing Solutions, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Marketing Solutions, Inc. (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013 and since inception on December 17, 2008 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 25, 2014

50 S. Jones Blvd. Suite 201 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

BALANCE SHEETS
Audited

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$139	$244
TOTAL CURRENT ASSETS	$139	$244
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,242	$28,777
Accounts payable - related party	15,700	9,700
Loans from related party	32,251	26,996
TOTAL CURRENT LIABILITIES	$83,193	$65,473
STOCKHOLDERS' EQUITY (DEFICIT )

Capital stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 100,560,000 and 2,320,560,000 shares at Dec 31, 2013 & Dec 31, 2012 respectively	$100,560	$2,320,560
Additional Paid in Capital	(95,240)	(2,305,990)
Deficit accumulated during the development stage	(88,374)	(79,799)
TOTAL STOCKHOLDERS' EQUITY/ (DEFICIT)	$(83,054)	$(65,229)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/ (DEFICIT)	$139	$244

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Audited

	Year ended	Year ended	Cumulative results from inception (December 17, 2008)
	December 31, 2013	December 31, 2012	December 31, 2013
REVENUE
Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES
Office and general	$3,815	$7,829	$22,661
- related party	-	-	-
Professional Fees	9,500	9,005	60,753
- related party	4,500	8,200	14,200
Total Expenses	$17,815	$25,034	$97,614

NET LOSS	$(17,815)	$(25,034)	$(97,614)
BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$278,958,904	$2,280,000,000

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to September 30, 2013

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
Balance at inception on December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)
Common Stock issued for $9,500 cash at $0.00000417 per share in September, 2009	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(25,127)	$(15,627)
Net loss for the year ended December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(40,787)	$(31,287)
Net loss for the year ended December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(54,765)	$(45,265)
Common Stock issued for cash at $0.000125 per share in March, 2012	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended December 31, 2012	-	-	-	-	(25,034)	(25,034)

Balance, December 31, 2012	2,320,560,000	$2,320,560	$(2,305,990)	$-	$(79,799)	$(65,229)
Share Redemption for $10 cash on Feb 6, 2013	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)

Net loss for the period ended December 31, 2013	-	-			(17,815)	(17,815)

Balance, December 31, 2013	100,560,000	$100,560	$(95,240)	$-	$(88,374)	$(83,054)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.
The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	December 17, 2008
	ended	ended	(inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

OPERATING ACTIVITIES
Net loss	$(17,815)	$(25,034)	$(97,614)
Adjustment to reconcile net loss to net cash used in operating activities
Expenses paid on company's behalf by related party vendor	5,245	5,290	10,535
Expenses paid on company's behalf by shareholder	10	5,000	21,716
Increase (decrease) in accrued expenses	$12,465	$9,469	$50,942

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(95)	$(5,275)	$(14,421)

FINANCING ACTIVITIES
Proceeds from sale of common stock	(10)	5,070	14,560
Loan from related party	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$(10)	$5,070	$14,560

NET INCREASE (DECREASE) IN CASH	$(105)	$(205)	$139

CASH, BEGINNING OF PERIOD	$244	$449	$-

CASH, END OF PERIOD	$139	$244	$139

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2013

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

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2013, no advertising costs have been incurred.

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

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $83,054, an accumulated deficit of $88,374 and net loss from operations since inception of $97,614. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On September 30, 2009, the President has issued 2,280,000,000 common shares for $9,500 cash, which was received on October 8, 2009.

In March, 2012 the Company issued 40,560,000 common shares for cash of $5,070.

On February 5, 2013 the Company approved that the 75,000,000 authorized common shares be increased to 200,000,000 authorized common shares

On February 5, 2013 the company approved a 240:1 forward stock split, which has been retroactively stated throughout.

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2013

NOTE 4 – CAPITAL STOCK (continued)

On February 6, 2013 the Company redeemed 2,220,000,000 common shares (9,250,000 pre-split) for $10 cash. This resulted in a reduction in the Accumulated Deficit of $9,240. The stock was cancelled.

As of December 31, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of December 31, 2013, 100,560,000 (2,320,560,000 as of December 31, 2012) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At December 31, 2013, the Company received a loan from related parties totaling $47,951 ($36,696 at December 31, 2012) of which $15,700 ($9,700 at December 31, 2012) were for expenses paid on behalf of the company by a vendor and $32,251 ($26,996 at December 31, 2012) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2013 are as follows:

	December 31, 2013	December 31, 2012
Net Operating Loss carry forward	97,614	79,799
Effective Tax Rate	35%	35%
Deferred Tax Assets	34,165	27,930
Less: Valuation Allowance	(34,165)	(27,930)
Net Deferred Tax Asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2028 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

(A Development Stage Enterprise)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2013

NOTE 7 - SUBSEQUENT EVENTS

On January 9, 2014, the Company, completed the acquisition of, and exclusive rights in and to, computer source code related to software applications for the management of Internet cloud storage services. Under the terms of the Agreement, the Company will issue four million (4,000,000) shares of Common Restricted Stock to Miss Rampha Siphanom for the source and object code forms of the software applications.

On January 20, 2014 Mr. Wagner Yomoguita resigned as President, to be replaced by Mr. Nikola Pizurica.

On March 3, 2014, the Company issued 100,000 Common Shares at $0.50 per share for cash of $50,000.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of December 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of January 21, 2014 Mr. Massao Yomoguita, our Chief Executive Officer, identified Nikola Pizurica as our new President, with his appointment becoming effective on January 20, 2014. On the same date, Mr. Yomoguita resigned as our President.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Nikola Pizurica	39	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our Company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Since 2011, Mr. Pizurica has been operating his own technology firm, Doubledot, which provides consulting and computer programming services to clients. Prior to establishing his own firm, Nikola held the position of Sales Coordinator with BHM d.o.o. of Serbia, from 2009 through 2011, where he was involved in sales and post-sales activities for their GPS and GPRS products and services.

Mr. Pizurica has a degree in Mechanical Engineering from the University of Novi Sad, Faculty of Technical Sciences.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of All Marketing Solutions, Inc.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Nikola Pizurica	60,000,000	59.7%
	All Beneficial Owners as a Group (1 person)	100,560,000	100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Pizurica anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended December 31, 2013 we expect to incur approximately $3,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended December 31, 2013, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of All Marketing Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of All Marketing Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

23.1	Consent of Seale & Beers CPA’s LLC

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in Exhibit 31.1

** Included in Exhibit 32.1

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All Marketing Solutions, Inc.

 /s/ Nikola Pizurica

 ----------------------

Nikola Pizurica

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  March 31, 2014