Form 10-K/A
period 2013-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2014-04-03
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Explanatory Note: This Amendment No. 1 on Form 10-K amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was originally filed with the SEC on March 31, 2014. We are filing this Amendment No. 1 on Form 10-K/A solely to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements. Controls and Procedures and to correct the dates and titles of the certifications included herein.

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

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation of All Marketing Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of All Marketing Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

23.1	Consent of Seale & Beers CPA’s LLC filed on March 31, 2014

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer filed on March 31, 2014

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer filed on March 31, 2014

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:   April 2 , 2014