Form 10-Q
period 2014-03-31
ALL MARKETING SOLUTIONS, INC.
filed 2014-05-15
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as May 14, 2014 was 104,560,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

(fka Patents Professional, Inc.)

QUARTERLY REPORT ON FORM 10-Q

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2014

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	March 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$ 24,985	$ 139
Prepaid expenses	$ 25,000
TOTAL CURRENT ASSETS	$ 49,985	$ 139

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	-	-

TOTAL ASSETS	$ 49,985	$ 139

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 37,313	$ 35,242
Accounts payable - related party	$ 17,200	$ 15,700
Loans from related party	$ 82,801	$ 32,251
TOTAL CURRENT LIABILITIES	$ 137,314	$ 83,193

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock

Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,560,000 and 100,560,000 shares at March 31, 2014 & Dec 31, 2013 respectively	$ 104,560	$ 100,560
Additional Paid in Capital	$ 900,760	$ (95,240)
Deficit accumulated during the development stage	$ (1,092,639)	$ (88,374)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$ (87,329)	$ (83,054)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 49,985	$ 139

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

	Three months ended March 31, 2014	Three months ended March 31, 2013	Cumulative results from inception (December 17, 2008) March 31, 2014
REVENUE
Revenues	-	-	-
Total Revenues	-	-	-

EXPENSES
Impairment of fixed asset	$ 1,000,000	-	$ 1,000,000
Office and general	$ 1,175	$ 245	$ 23,836
Professional Fees	$ 1,600	$ 1,500	$ 62,353
- related party	$ 1,500	$ 1,500	$ 15,700
Total Expenses	$ 1,004,275	$ 3,245	$ 1,101,889

NET LOSS	$ (1,004,275)	$ (3,245)	$ (1,101,889)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.01)	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$ 104,248,889	$ 988,560,000

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to March 31, 2014

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
Balance at inception on December 17, 2008	-	-	-	-	-	-

Net loss for the period ended December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	-	-	-	$ (1,630)	$ (1,630)
Common Stock issued for $9,500 cash at $0.00000417 per share in September, 2009	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	2,280,000,000	$ 2,280,000	$ (2,270,500)	-	$ (25,127)	$ (15,627)

Net loss for the year ended December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	2,280,000,000	$ 2,280,000	$ (2,270,500)	-	$ (40,787)	$ (31,287)

Net loss for the year ended December 31, 2011	-	-	-	-	$ (13,978)	$ (13,978)

Balance, December 31, 2011	2,280,000,000	$ 2,280,000	$ (2,270,500)	-	$ (54,765)	$ (45,265)

Common Stock issued for cash at $0.000125 per share in March, 2012	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended December 31, 2012	-	-	-	-	(25,034)	(25,034)

Balance, December 31, 2012	2,320,560,000	$ 2,320,560	$ (2,305,990)	-	$ (79,799)	$ (65,229)

Share Redemption for $10 cash on Feb 6, 2013	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)

Net loss for the year ended December 31, 2013	-	-			(17,815)	(17,815)

Balance, December 31, 2013	100,560,000	$ 100,560	$ (95,240)	-	$ (88,374)	$ (83,054)

Common Stock issued for Capital Acquisition, for $0.25 per share, on January 8, 2014	4,000,000	4,000	996,000			1,000,000

Net loss for the period ended December 31, 2014					(1,044,275)	(1,004,275)
Balance, March 31, 2014	104,560,000	$ 104,560	$ 900,760	-	$ (1,092,649)	$ (87,329)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2014	Three months ended March 31, 2013	December 17, 2008 (inception) to March 31, 2014

OPERATING ACTIVITIES
Net loss	$ (1,004,275)	$ (3,245)	$ (1,101,889)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of Software source code	$ 1,000,000	-	$ 1,000,000
Expenses paid on company's behalf by related party vendor	-	$ 3,600	$ 10,535
Prepaid expenses	$ (25,000)	-	$ (25,000)
Expenses paid on company's behalf by shareholder	$ 50,550	$ 10	$ 72,266
Increase (decrease) in accrued expenses	$ 3,571	$ (355)	$ 54,513

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 24,846	$ 10	$ 10,425

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	$ (10)	$ 14,560
Loan from related party	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	$ (10)	$ 14,560

NET INCREASE (DECREASE) IN CASH	$ 24,846	-	$ 24,985

CASH, BEGINNING OF PERIOD	$ 139	$ 244	-

CASH, END OF PERIOD	$ 24,985	$ 244	$ 24,985

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Stock Issued for Asset	$ 1,000,000	-	1.000.000

Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $87,329, an accumulated deficit of $1,092,649 and net loss from operations since inception of $1,101,889. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 3 - IMPAIRMENT OF FIXED ASSET

On January 8, 2014, the Company, completed the acquisition of, and exclusive rights in and to, computer source code related to software applications for the management of Internet cloud storage services in exchange for 4,000,000 shares of Common Restricted Stock at a value of  $0.25 per share for the source and object code forms of the software applications.

Within the guidelines of the ASC, it was deemed that this acquisition of an intangible fixed asset of $1,000,000, did not pass the quantitative test of impairment and it has accordingly been written down to a zero balance.

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

On January 8, 2014, the Company issued 4,000,000 common shares in exchange for a capital acquisition, at $0.25 per share.

As of March 31, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of March 31, 2014, 104,560,000 (100,560,000 as of December 31, 2013) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At March 31, 2014 the Company received a loan from related parties totaling $100,001 ($47,951 at December 31, 2013) of which $17,200 ($15,700 at December 31, 2013) were for expenses paid on behalf of the company by a vendor and $82,801 ($32,251 at December 31, 2013) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

NOTE 6 – CONSULTING AGREEMENT

On March 19, 2014 the Company entered into a consulting agreement to develop software development. The terms of agreement are for 9 months at $25,000 per month with effect from April 1, 2014

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operation

The Company has not yet generated any revenue from its operations.  We had $24,985 in cash during the quarter ended March 31, 2014 and $139 during the fiscal year ended December 31, 2013. We incurred operating expenses in the amount of $1,004,275 and $3,245 during the quarter ended March 31, 2014 and March 31, 2013 respectively. Operating expenses since inception date were in the amount of $1,101,889. These operating expenses were comprised of professional fees and office and general expenses.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Nikola Pizurica has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Pizurica expression is neither a contract nor agreement between him and the company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Dated:  May 14, 2014