Form 10-Q/A
period 2014-03-31
ALL MARKETING SOLUTIONS, INC.
filed 2014-05-21
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment no.1

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
Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock as May 13, 2014 was 104,560,000 shares of common stock, $0.001 par value, issued and outstanding.

Explanatory Note: Due to an oversight , there were some corrections to the financials and footnotes which were missing. Therefore, we are filing this Amendment No.1 to the Form 10Q, which was originally filed with the SEC on May 14, 2014, to include such corrections and the XBRL files.

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

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock

Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 104,560,000 and 100,560,000 shares
at March 31, 2014 & Dec 31, 2013 respectively	$ 104,560	$ 100,560
Additional Paid in Capital	$ 900,760	$ (95,240)
Deficit accumulated during the development stage	$ (1,092,649)	$ (88,374)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$ (87,329)	$ (83,054)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$ 49,985	$ 139

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

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to March 31, 2014
Unaudited

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
Balance at inception on December 17, 2008	-	-	-	-	-	-

Net loss for the period ended December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	-	-	-	$ (1,630)	$ (1,630)
Common Stock issued for $9,500 cash at $0.00000417 per share in September, 2009	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	2,280,000,000	$ 2,280,000	$ (2,270,500)	-	$ (25,127)	$ (15,627)

Net loss for the year ended December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	2,280,000,000	$ 2,280,000	$ (2,270,500)	-	$ (40,787)	$ (31,287)

Net loss for the year ended December 31, 2011	-	-	-	-	$ (13,978)	$ (13,978)

Balance, December 31, 2011	2,280,000,000	$ 2,280,000	$ (2,270,500)	-	$ (54,765)	$ (45,265)

Common Stock issued for cash at $0.000125 per share in March, 2012	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended December 31, 2012	-	-	-	-	(25,034)	(25,034)

Balance, December 31, 2012	2,320,560,000	$ 2,320,560	$ (2,305,990)	-	$ (79,799)	$ (65,229)

Share Redemption for $10 cash on Feb 6, 2013	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)

Net loss for the year ended December 31, 2013	-	-			(17,815)	(17,815)

Balance, December 31, 2013	100,560,000	$ 100,560	$ (95,240)	-	$ (88,374)	$ (83,054)

Common Stock issued for Capital Acquisition, for $0.25 per share, on January 8, 2014	4,000,000	4,000	996,000			1,000,000

Net loss for the period ended December 31, 2014					(1,004,275)	(1,004,275)
Balance, March 31, 2014	104,560,000	$ 104,560	$ 900,760	-	$ (1,092,649)	$ (87,329)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2014	Three months ended March 31, 2013	December 17, 2008 (inception) to March 31, 2014

OPERATING ACTIVITIES
Net loss	$ (1,004,275)	$ (3,245)	$ (1,101,889)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of Software source code	$ 1,000,000	-	$ 1,000,000
Expenses paid on company's behalf by related party vendor	-	$ 3,600	$ 10,535
Prepaid expenses	$ (25,000)	-	$ (25,000)
Expenses paid on company's behalf by shareholder	$ 50,550	$ 10	$ 72,266
Increase (decrease) in accrued expenses	$ 3,571	$ (355)	$ 54,513

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 24,846	$ 10	$ 10,425

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	$ (10)	$ 14,560
Loan from related party	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	$ (10)	$ 14,560

NET INCREASE (DECREASE) IN CASH	$ 24,846	-	$ 24,985

CASH, BEGINNING OF PERIOD	$ 139	$ 244	-

CASH, END OF PERIOD	$ 24,985	$ 244	$ 24,985

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Stock Issued for Asset	$ 1,000,000	-	$ 1,000,000

Income taxes	-	-	-

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

Within the guidelines of the ASC, it was deemed that this acquisition of an intangible fixed asset of $1,000,000 did not pass the quantitative test of impairment and it has accordingly been written down to a zero balance.

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

NOTE 6 – CONSULTING AGREEMENT

On March 19, 2014 the Company entered into a consulting agreement to develop software development. The terms of agreement are for 9 months at $25,000 per month with effect from April 1, 2014.

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

Dated:  May 19, 2014