Form 10-Q
period 2014-09-30
ALL MARKETING SOLUTIONS, INC.
filed 2014-11-14
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes || No |X_|
The number of shares outstanding of the Registrant's Common Stock as September 30, 2014 was 104,710,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

(fka Patents Professional, Inc.)

QUARTERLY REPORT ON FORM 10-Q

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2014

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	September 30, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$3,156	$139
TOTAL CURRENT ASSETS	$3,156	$139

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$3,156	$139

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$86,103	$35,242
Accounts payable - related party	24,600	15,700
Loans from related party	86,537	32,251
TOTAL CURRENT LIABILITIES	$197,240	$83,193

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 and 100,560,000 shares at September 30, 2014 & Dec 31, 2013 respectively	$104,710	$100,560
Additional Paid in Capital	960,610	(95,240)
Deficit accumulated during the development stage	(1,259,404)	(88,374)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(194,084)	$(83,054)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$3,156	$139

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Cumulative results from inception (December 17, 2008) 30, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Impairment of fixed asset	$-	$-	$1,000,000	$-	$1,000,000
Office and general	75,400	750	162,030	3,515	184,691
Professional Fees	1,500	1,500	4,500	3,000	65,253
- related party	1,500	1,500	4,500	6,000	18,700
Total Expenses	$78,400	$4,050	$1,171,030	$12,515	$1,268,644

NET LOSS	$(78,400)	$(3,750)	$(1,171,030)	$(12,515)	$(1,268,644)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,710,000	100,560,000	104,533,810	393,307,253

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (December 17, 2008) to September 30, 2014

Unaudited

	Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
	Number of shares	Amount
Balance at inception on December 17, 2008	-	$-	$-	$-	$-	$-

Net loss for the period ended December 31, 2008					(1,630)	(1,630)

Balance, December 31, 2008	-	$-	$-	$-	$(1,630)	$(1,630)

Common Stock issued for $9,500 cash at $0.00000417 per share in September, 2009	2,280,000,000	2,280,000	(2,270,500)	-	-	9,500

Net loss for the year ended December 31, 2009	-	-	-	-	(23,497)	(23,497)

Balance, December 31, 2009	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(25,127)	$(15,627)

Net loss for the year ended December 31, 2010	-	-	-	-	(15,660)	(15,660)

Balance, December 31, 2010	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(40,787)	$(31,287)

Net loss for the year ended December 31, 2011	-	-	-	-	(13,978)	(13,978)

Balance, December 31, 2011	2,280,000,000	$2,280,000	$(2,270,500)	$-	$(54,765)	$(45,265)

Common Stock issued for cash at $0.000125 per share in March, 2012	40,560,000	40,560	(35,490)	(5,070)	-	-

Subscription Received	-	-	-	5,070	-	5,070

Net loss for the year ended December 31, 2012	-	-	-	-	(25,034)	(25,034)

Balance, December 31, 2012	2,320,560,000	$2,320,560	$(2,305,990)	$-	$(79,799)	$(65,229)

Share Redemption for $10 cash on Feb 6, 2013	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)

Net loss for the year ended December 31, 2013	-	-			(17,815)	(17,815)

Balance, December 31, 2013	100,560,000	100,560	(95,240)	-	(88,374)	(83,054)

Common Stock issued for Capital Acquisition, for $0.25 per share, on January 8, 2014	4,000,000	4,000	996,000			1,000,000

Common Stock issued for cash at $0.40 per share in May, 2014	150,000	150	59,850			60,000

Net loss for the period ended September 30, 2014					(1,171,030)	(1,171,030)
Balance, September 30, 2014	104,710,000	$104,710	$960,610	$-	$(1,259,404)	$(194,084)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	December 17, 2008 (inception) to September 30, 2014
OPERATING ACTIVITIES
Net loss	$(1,171,030)	$(12,515)	$(1,268,644)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of software source code	1,000,000	-	1,000,000
Prepaid expenses	-	-	-
Expenses paid on company's behalf by related party vendor	-	7,165	10,535
Expenses paid on company's behalf by shareholder	54,286	10	76,002
Increase (decrease) in accrued expenses	59,761	5,245	110,703

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(56,983)	$(95)	$(71,404)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	60,000	(10)	71,404
Loan from related party	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$60,000	$(10)	$71,404

NET INCREASE (DECREASE) IN CASH	$3,017	$(105)	$-

CASH, BEGINNING OF PERIOD	$139	$244	$-

CASH, END OF PERIOD	$3,156	$139	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $194,084, an accumulated deficit of $1,259,404 and net loss from operations since inception of $1,268,644. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

Within the guidelines of the ASC, it was deemed that this acquisition of an intangible fixed asset of $1,000,000, did not pass the quantitive test of impairment and it has accordingly been written down to a zero balance.

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

As of September 30, 2014, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of September 30, 2014, 104,710,000 (100,560,000 as of December 31, 2013) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At September 30, 2014 the Company received a loan from related parties totaling $111,137 ($47,951 at December 31, 2013) of which $24,600 ($15,700 at December 31, 2013) were for expenses paid on behalf of the company by a vendor and $86,537 ($32,251 at December 31, 2013) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

Results of Operation

The Company had $nil revenues for the three month period ended September 30, 2014 as compared to $nil revenues for the three month period ended September 30, 2013. Total expenses for the three month period ended September 30, 2014 were $78,400 comprised of Impairment of fixed asset expense of $nil, Office and general expense of $75,400, Professional fees of $1,500 and Related party expense of $1,500 resulting in a net loss of $78,400 as compared to total expenses of $3,750 comprised of Impairment of fixed asset expense of $nil, Office and general expense of $750, Professional fees of $1,500 and Related party expense of $1,500 resulting in a net loss of $3,750 for the three months ended September 30, 2013.

Total expenses for the nine month period ended September 30, 2014 were $1,171,030 comprised of Impairment of fixed asset expense of $1,000,000, Office and general expense of $162,030, Professional fees of $4,500 and Related party expense of $4,500 resulting in a net loss of $1,171,030 as compared to total expenses of $12,515 comprised of Impairment of fixed asset expense of $nil, Office and general expense of $3,515, Professional fees of $3,000 and Related party expense of $6,000 resulting in a net loss of $12,515 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The Company has not yet generated any revenue from its operations.  We had $3,156 in cash during the quarter ended September 30, 2014 and $139 during the fiscal year ended December 31, 2013. We incurred net loss in the amount of $78,400 and $3,750 during the quarter ended September 30, 2014 and September 30, 2013 respectively. Operating expenses since inception date were in the amount of $1,268,644. These operating expenses were comprised of Impairment of fixed asset, professional fees, office and general expense and Related party expense.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-Q for the quarter ended September 30, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2014. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)

BY:/s/ Nikola Pizurica

Nikola Pizurica

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  November 10, 2014