Form 10-K
period 2014-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2015-04-16
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:	333-160031

ALL MARKETING SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
Nevada		26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code)		775-321-8206

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as April 14, 2015 was 104,710,000 shares of common stock, $0.001 par value, issued and outstanding.

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

We intend to hire third party professionals using the Internet mostly for initial research. First and foremost we will need to find law firms that specialize in patent applications, and further define what expertise a patent attorney may have in a specific field related to the product we want to patent. Some patent lawyers may have expertise in intellectual property (IP) others in engineering or other specialty fields.  The Company also intends to hire, on a consulting basis, marketing experts in the particular fields in which products the Company is thinking of patenting a product. These experts’ product knowledge could range from board games to IP to the building industry; the requirement for experts is based completely on the products the Company is presented with for consideration.

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

ITEM 4.  (REMOVE AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of December 31, 2014 the Company had 33 active shareholders.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2014 Audited Financial Statements - Auditors Report.”

As of December 31, 2014, All Marketing Solutions had $626 cash on hand and in the bank, and $139 as of December 31, 2013. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended December 31, 2014 and on December 31, 2013 as well.  We incurred operating expenses in the amount of $1,252,435 in the fiscal year ended December 31, 2014 and $17,815 for December 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.   Since inception we have incurred operating expenses of $1,252,435.

All Marketing Solutions has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director, Nikola Pizurica has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

FINANCIAL STATEMENTS

December 31, 2014

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All Marketing Solutions, Inc.

We have audited the accompanying balance sheets of All Marketing Solutions, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014. All Marketing Solutions’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Marketing Solutions, Inc as of December 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year  period ended December 31 2014.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 14, 2015

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

BALANCE SHEETS
Audited

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$626	$139
Prepaid expenses	$-	$-
TOTAL CURRENT ASSETS	$626	$139

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$626	$139

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,403	$35,242
Accounts payable - related party	26,100	15,700
Loans from related party	86,611	32,251
TOTAL CURRENT LIABILITIES	$276,115	$83,193

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 and 100,560,000 shares at December 31, 2014 & Dec 31, 2013 respectively	$104,710	$100,560
Additional Paid in Capital	960,610	(95,240)
Deficit accumulated during the development stage	(1,340,809)	(88,374)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(275,489)	$(83,054)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$626	$139

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

STATEMENTS OF OPERATIONS
Audited

	Year ended December 31, 2014	Year ended December 31, 2013
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Impairment of fixed asset	$1,000,000	$-
Software Development expenses	225,000	-
Office and general	12,435	3,815
Professional Fees	9,000	9,500
- related party	6,000	4,500
Total Expenses	$1,252,435	$17,815

NET LOSS	$(1,252,435)	$(17,815)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,578,219	319,518,904

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Audited

	Common Stock		Additional Paid-in Capital	Share Subscriptions Receivable	Deficit accumulated during the development stage	Total
	Number of shares	Amount

Balance, December 31, 2012	2,320,560,000	$2,320,560	$(2,305,990)	$-	$(79,799)	$(65,229)
Share Redemption for $10 cash on Feb 6, 2013	(2,220,000,000)	(2,220,000)	2,210,750		9,240	(10)
Net loss for the year ended December 31, 2013	-	-			(17,815)	(17,815)
Balance, December 31, 2013	100,560,000	100,560	(95,240)	-	(88,374)	(83,054)
Common Stock issued for Capital Acquisition, for $0.25 per share, on January 8, 2014	4,000,000	4,000	996,000			1,000,000
Common Stock issued for cash at $0.40 per share in May, 2014	150,000	150	59,850			60,000
Net loss for the period ended December 31, 2014					(1,252,435)	(1,252,435)
Balance, December 31, 2014	104,710,000	$104,710	$960,610	$-	$(1,340,809)	$(275,489)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

STATEMENTS OF CASH FLOWS
Audited

	Year ended December 31, 2014	Year ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$(1,252,435)	$(17,815)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of software source code	1,000,000	-
Prepaid expenses	-	-
Expenses paid on company's behalf by related party vendor	-	12,465
Expenses paid on company's behalf by shareholder	54,361	10
Increase (decrease) in accrued expenses	138,561	5,245

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(59,513)	$(95)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	60,000	(10)
Loan from related party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$60,000	$(10)

NET INCREASE (DECREASE) IN CASH	$487	$(105)

CASH, BEGINNING OF PERIOD	$139	$244

CASH, END OF PERIOD	$626	$139

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2014

____________________________________________________________________________________

The Company was incorporated in the State of Nevada as a for-profit Company on December 17, 2008 and established a fiscal year end of December 31. It intends to seek business opportunities in the patent consulting and technology transfer and commercialization industries, specializing in financing and facilitating the patent application process for individual inventors and organizations that lack the financial resources to do so on their own.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2014, no advertising costs have been incurred.

Research and Development

Research and Development costs are expensed as incurred.  As of December 31, 2014, $225,000 costs have been incurred.

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

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions.  On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance.  The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $275,489, an accumulated deficit of $1,340,809 and net loss from operations since inception of $1,340,809. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of December 31, 2014, 104,710,000 (100,560,000 as of December 31, 2013) common shares are issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $86,611 as a loan from two different related parties. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2014 are as follows:

	December 31, 2014	December 31, 2013
Net Operating Loss carry forward	1,350,049	97,614
Effective Tax Rate	35%	35%
Deferred Tax Assets	472,517	34,165
Less: Valuation Allowance	(472,517)	(34,165)
Net Deferred Tax Asset	$ 0	$ 0

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

ITEM 9A. CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive and financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that Evaluation he concluded that the Registrant’s disclosure controls and procedures are ineffective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Company’s  principal executive and principal financial officer has concluded that as of the end of the period covered by this Annual Report on Form 10K our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are not effective because of the material weaknesses in our disclosure controls and procedures~~.~~ which is identified below.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.”

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting are not effective as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on that evaluation, they concluded that, as of December 31, 2014, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of December 31, 2014 and communicated to our management.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Nikola Pizurica	40	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Nikola Pizurica	60,000,000	59.7%
	All Beneficial Owners as a Group (1 person)	104,710,000	100%

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the fiscal year ended December 31, 2014 we expect to incur approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.

During the fiscal year ended December 31, 2014, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS

3.1

Articles of Incorporation of All Marketing Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2

Bylaws of All Marketing Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

23.1

Consent of Seale & Beers CPA’s LLC

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer filed on March 31, 2015

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1

Section 1350 Certification of Chief Executive Officer filed on March 31, 2015

32.2

Section 1350 Certification of Chief Financial Officer **

101.INS

XBRL Instance Document***

101.SCH

XBRL Taxonomy Extension Schema***

101.CAL

XBRL Taxonomy Extension Calculation Linkbase***

101.DEF

XBRL Taxonomy Extension Definition Linkbase***

101.LAB

XBRL Taxonomy Extension Label Linkbase***

101.PRE

XBRL Taxonomy Extension Presentation Linkbase***

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

 ----------------------

Nikola Pizurica

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

                                                                                                                              Date: April 14, 2015