Form 10-Q
period 2015-03-31
ALL MARKETING SOLUTIONS, INC.
filed 2015-05-18
CIK 1464300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-160031

All Marketing Solutions, Inc. (fka Patents Professional, Inc.)
(Exact name of registrant as specified in its charter)

Nevada			26-3895737
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes || No |X_|
The number of shares outstanding of the Registrant's Common Stock as March 31, 2015 was 104,710,000 shares of common stock, $0.001 par value, issued and outstanding.

ALL MARKETING SOLUTIONS, INC.

(fka Patents Professional, Inc.)

QUARTERLY REPORT ON FORM 10-Q

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2015

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

CONDENSED INTERIM BALANCE SHEETS
Unaudited

	March 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$626	$626
Prepaid expenses	$-	$-
TOTAL CURRENT ASSETS	$626	$626

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$626	$626

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$167,104	$163,403
Accounts payable - related party	26,100	26,100
Loans from related party	88,610	86,611
TOTAL CURRENT LIABILITIES	$281,814	$276,115

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at March 31, 2015 & Dec 31, 2014	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Deficit accumulated during the development stage	(1,346,508)	(1,340,809)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(281,188)	$(275,489)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$626	$626

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS
Unaudited

	Three months ended March 31, 2015	Three months ended March 31, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Impairment of fixed asset	$-	$1,000,000
Office and general	2,699	1,175
Professional Fees	3,000	1,600
- related party	-	1,500
Total Expenses	$5,699	$1,004,275

NET LOSS	$(5,699)	$(1,004,275)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,710,000	104,248,889

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS
Audited

	Three months ended March 31, 2015	Three months ended March 31, 2014
OPERATING ACTIVITIES
Net loss	$(5,699)	$(1,004,175)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of software source code		1,000,000
Expenses paid on company's behalf by shareholder	1,999	50,550
Prepaid Expenses		(25,000)
Increase (decrease) in accrued expenses	3,700	3,571

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$24,846

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$24,846

CASH, BEGINNING OF PERIOD	$626	$139

CASH, END OF PERIOD	$626	$24,985

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2015

________________________________________________________________________________________________

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $281,188, an accumulated deficit of $1,346,508. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2015

________________________________________________________________________________________________

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On January 8, 2014, the Company issued 4,000,000 common shares in exchange for a capital acquisition, at $0.25 per share.

On May 15, 2014, the Company issued 150,000 common shares for cash of $60,000.

As of March 31, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of March 31, 2015, 104,710,000 (104,710,000 as of December 31, 2014) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At March 31, 2015 the Company received a loan from related parties totaling $167,104 ($163,403 at December 31, 2014) of which $26,100 ($26,100 at December 31, 2014) were for expenses paid on behalf of the company by a vendor and $88,610 ($86,611 at December 31, 2014) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

Results of Operation

The Company had no revenues for the three month period ended March 31, 2015. Total expenses for the three month period ended March 31, 2015 were $5,699 comprised of general expense of $2,699 and Professional fees of $3,000 resulting in a net loss of $5,699 as compared to total expenses of $1,004,275 comprised of Impairment of fixed asset expense of $1,000,000, Office and general expense of $1,175, Professional fees of $1,600 and Related party expense of $1,500 resulting in a net loss of $1,004,275 for the three months ended March 31, 2014.

Liquidity and Capital Resources

The Company has not yet generated any revenue from its operations.  We had $626 in cash during the quarter ended March 31, 2015 and $626 during the fiscal year ended December 31, 2014. We incurred net loss in the amount of $5,699 and $1,004,275 during the quarter ended March 31, 2015 and March 31, 2014 respectively. Operating expenses during three month period ended March 31, 2015 were none compared to $24,846 during three month period ended March 31, 2014 . These operating expenses were comprised of Impairment of fixed asset, professional fees, office and general expense and Related party expense.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.  As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s principal executive and financial officer has determined that there are material weaknesses in our disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

As reported in our Annual Report on Form 10-K ended December 31, 2014, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2015. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of All Marketing Solutions, Inc. (fka Patents Professional, Inc.) (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

3.2	Bylaws of All Marketing Solutions, Inc. (fka Patents Professional, Inc.) (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2009)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

 *    Included in Exhibit 31.1

**    Included in Exhibit 32.1

 ***    Includes the following materials contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholder’s Deficit, (iv) the Statements of Cash Flows, and (v) Notes.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

 /s/ Nikola Pizurica

 ----------------------

Nikola Pizurica

President, Secretary, Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated:  May 08, 2015