Form 10-Q
period 2015-06-30
ALL MARKETING SOLUTIONS, INC.
filed 2016-11-29
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number 001-35597

ALL MARKETING SOLUTIONS, INC.

(Exact name of registrant as specified in it’s charter)

Nevada       26-3895737

(State or other jurisdiction of incorporation or organization)

   (I.R.S. Employer Identification No.)

112 North Curry Street - Carson City - Nevada 89703-4934

(Address of principal executive offices)(Zip Code)

(775) 321-8206

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(_)Yes

 (X)No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (_) Accelerated filer (_) Non-accelerated filer (_)  (Do not check if a smaller reporting company) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( )Yes  (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 21, 2016, there were 104,710,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2015

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM BALANCE SHEETS

Unaudited

	June 30, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$626	$626
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$626	$626

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$626	$626

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$143,464	$163,404
Accounts payable - related party	27,600	26,100
Loans from related party	113,600	86,611
TOTAL CURRENT LIABILITIES	$284,664	$276,115

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at June 30, 2015 & at Dec 31, 2014	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,349,358)	(1,340,809)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(284,038)	$(275,489)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$626	$626

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Impairment of fixed asset	$-	$-	$-	$1,000,000
Office and general	600	85,455	3,299	86,630
Professional Fees	2,250	1,400	5,250	3,000
related party	-	1,500	-	3,000
Total Expenses	$2,850	$88,355	$8,549	$1,092,630

NET LOSS	$(2,850)	$(88,355)	$(8,549)	$(1,092,630)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,637,473	$104,710,000	$104,444,254

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net loss	$(8,549)	$(1,092,630)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of software source code	-	1,000,000
Expenses paid on company's behalf by shareholder	26,989	61,130
Prepaid Expenses	-	(25,000)
Increase (decrease) in accrued expenses	(18,440)	6,361
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(50,139)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$60,000

NET INCREASE (DECREASE) IN CASH	$-	$9,861

CASH, BEGINNING OF PERIOD	$626	$139

CASH, END OF PERIOD	$626	$10,000

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

June 30, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $284,038, an accumulated deficit of $1,349,358. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of June 30, 2015, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of June 30, 2015, 104,710,000 (104,710,000 as of December 31, 2014) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At June 30, 2015 the Company received a loan from related parties totaling $143,463 ($163,403 at December 31, 2014) of which $27,600 ($26,100 at December 31, 2014) were for expenses paid on behalf of the company by a vendor and $113,600 ($86,611 at December 31, 2014) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended June 30, 2015 we had no revenue. Expenses for the three month period ended June 30, 2015 totaled $2,850 resulting in a Net loss of $2,850 compared to expenses totaling $88,355 and a net loss of $88,355 for the three month period ended June 30, 2014. The Net Loss for the three month period ended June 30, 2015 is a result of Office and general expense of $600 comprised primarily of web site maintenance expense, Professional Fees of $2,250 comprised primarily of accounting expense and related party expense of $Nil.  The Net Loss for the three month period ended June 30, 2014 was a result of Office and general expense of $85,455 comprised primarily of software development expense of $75,000 and Transfer fees of $8,600, Office expenses of $1,050, Professional Fees of $2,900 comprised primarily of accounting expense and related party expense of $1,500 comprised primarily of accounting expense.

For the six month period ended June 30, 2015 we had no revenue. Expenses for the six month period ended June 30, 2015 totaled $8,549 resulting in a Net loss of $8,549 compared to expenses totaling $1,092,630 and a net loss of $1,092,630 for the six month period ended June 30, 2014. The Net Loss for the six month period ended June 30, 2015 is a result of Office and general expense of $3,299 comprised primarily of Transfer fees, Professional Fees of $5,250 comprised primarily of accounting expense and related part expense of $Nil.  The Net Loss for the six month period ended June 30, 2014 was a result of Impairment of fixed asset expense of $1,000,000, Office and general expense of $86,630 comprised primarily of Software development expense and Transfer fees, Professional Fees of $6,000 comprised primarily of accounting expense of $3,000 and related part expense of $3,000 comprised primarily of accounting expense.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of June 30, 2015, we had $626 in cash as compared to $626 in cash at December 31, 2014. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We previously registered 4,000,000 shares of  our common stock for sale to the public.  Our registration statement became effective on November 1, 2011 and we are still in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2015, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

3(i)	Articles of Incorporation[1]
3(ii)	Bylaws[2]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **

  101                                                               Interactive Data Files

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-160031), filed with the Securities and Exchange Commission on June 17, 2011.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-160031), filed with the Securities and Exchange Commission on June 17, 2011.

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

(Registrant)

    Date: November 29, 2016                                                                                      By:/s/ Nathathai Thongda

  Nathathai Thongda

                                                                                                       President and Director

  Principal and Executive Officer

  Principal Financial Officer

  Principal Accounting Officer