Form 10-K
period 2015-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2017-02-13
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)  FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

333-160031

Commission file number

ALL MARKETING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada                                                                                                                          26-3895737

State or other jurisdiction of incorporation or organization                                                              (I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV       89703

(Address of principal executive offices)        (Zip Code)

775-321-8206

Registrant’s telephone number, including area codeX

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X] No.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as February 13, 2017 was 104,710,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I

Item 1. Business.

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

In January of 2014 the Company expanded its business model to identify entrepreneurs or companies with emerging technologies that are potentially patentable and at a stage where funding and/or marketing and management expertise is required; first to protect these technologies and second to take advantage of the opportunity they afford the target market. The Company is interested in evaluating both product and service technologies, which technologies meet the Company’s objectives. Upon successful completion of due diligence, the Company’s intention is to acquire or partner with these entrepreneurs or companies.

Early in 2014, the Company announced OneBigDrive. Customers downloading OneBigDrive were provided with an easy-to-use one-stop solution for consolidating multiple free cloud storage accounts into one. OneBigDrive would consolidate 32 gigabytes of free cloud storage provided by Box, Google Drive and Microsoft OneDrive.

On May 12, 2014, the Company announced that its OneBigDrive application is now integrated with Box.com, consolidating more free storage for OneBigDrive customers and enabling Box.com customers the ability to utilize OneBigDrive’s technology.

On February 15, 2015 the Company announced it was in the final stages of hubiC testing for cloud storage services. Once fully integrated, All Marketing Solutions announced that the minimum consolidation capability would raise by 25GB. In addition, the Company announced in February that it was changing its product name “OneBigDrive” to “Cloudz”.

Coudz is available to customers by downloading the software from the Company’s web site. Cloudz will operate on Windows, Mac OSx, IOs and Android.

Since December 17, 2008 (inception) through December 31, 2015 the Company has no revenues and has accumulated losses since inception of $1,358,808.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties.

We do not own any real estate or other properties. The Company’s office is located at 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2015 the Company had 19 shareholders of record.  The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our auditor’s report on our December 31, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2015 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of December 31, 2015, All Marketing Solutions had $Nil cash on hand and in the bank, and $626 of cash on hand and in the bank as of December 31, 2014. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If All Marketing Solutions is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in All Marketing Solutions having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because All Marketing Solutions is a development stage company with no revenue to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If All Marketing Solutions cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in All Marketing Solutions common stock would lose all of their investment.

Results of Operations

Since December 17, 2008 (inception) through December 31, 2015, the Company has no revenues and has accumulated losses since inception of $1,358,808. For fiscal year ended December 31, 2015, we incurred operating expenses in the amount of $17,999 and a net loss of and $17,999 as compared to operating expenses of $1,252,435 and a net loss of $1,252,435 for the year ended December 31, 2014. The net loss for the year ended December 31, 2015 is a result of Impairment of fixed asset expense of $Nil, Office and general expense of $4,499 comprised primarily of web site maintenance fees, filing fees and Transfer fees, Professional Fees of $13,500 comprised primarily of accounting fees, related party expense of $Nil. This compares to the net loss for the period ended December 31, 2014 of $1,252,435 which was a result of Impairment of fixed asset expense of $1,000,000, Office and general expense of $237,435 comprised primarily of Software development fees web site maintenance fees filing fees and Transfer fees, Professional Fees of $9,000 comprised primarily of accounting fees, related party expense of $6,000 comprised primarily of accounting expense.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director during this period, Nikola Pizurica, has undertaken to provide the Company with operating capital to sustain the Company’s business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Consideration Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All Marketing Solutions, Inc.

We have audited the accompanying balance sheet of All Marketing Solutions, Inc. as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2014. All Marketing Solutions’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Marketing Solutions, Inc as of December 31, 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2014.

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

Las Vegas, Nevada

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All Marketing Solutions, Inc.

We have audited the accompanying balance sheet of All Marketing Solutions, Inc.  as of December 31, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period ended December 31, 2015.  All Marketing Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Marketing Solutions, Inc.  as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

February 9, 2017

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

FINANCIAL STATEMENTS

December 31, 2015

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

BALANCE SHEETS

Audited

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$-	$626
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$-	$626

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-
TOTAL ASSETS	$-	$626

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$152,287	$163,403
Accounts payable - related party	27,600	26,100
Loans from related party	113,600	86,611
TOTAL CURRENT LIABILITIES	$293,488	$276,115

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at December 31, 2015 & at December 31, 2014	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,358,808)	(1,340,809)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(293,488)	$(275,489)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$626

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

STATEMENTS OF OPERATIONS

Audited

	Year ended	Year ended
	December 31, 2015	December 31, 2014
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Impairment of fixed asset	$-	$1,000,000
Office and general	4,499	237,435
Professional Fees	13,500	9,000
related party	-	6,000
Total Expenses	$17,999	$1,252,435

NET LOSS	$(17,999)	$(1,252,435)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,578,219

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

Audited

	Common Stock		Additional Paid-in	Share Subscriptions	Accumulated
	Number of shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2013	100,560,000	100,560	(95,240)	-	(88,374)	(83,054)
Common Stock issued for Capital Acquisition, for $0.25 per share, on January 8, 2014	4,000,000	4,000	996,000			1,000,000

Common Stock issued for cash
at $0.40 per share in May, 2014	150,000	150	59,850			60,000

Net loss for the period ended December 31, 2014					(1,252,435)	(1,252,435)

Balance, December 31, 2014	104,710,000	$104,710	$960,610	$-	$(1,340,809)	$(275,489)

Net loss for the period ended December 31, 2015					(17,999)	(17,999)

Balance, December 31, 2015	104,710,000	$104,710	$960,610	$-	$(1,358,808)	$(293,488)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

STATEMENTS OF CASH FLOWS

Audited

	Year ended	Year ended
	December 31, 2015	December 31, 2014

OPERATING ACTIVITIES
Net loss	$(17,999)	$(1,252,435)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of software source code	-	1,000,000
Expenses paid on company's behalf by shareholder	26,989	54,361
Prepaid Expenses	-	-
Increase (decrease) in accrued expenses	(9,616)	138,561

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(626)	$(59,513)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	60,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$60,000

NET INCREASE (DECREASE) IN CASH	$(626)	$487

CASH, BEGINNING OF PERIOD	$626	$139

CASH, END OF PERIOD	$-	$626

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2015

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

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2015, no advertising costs have been incurred.

Research and Development

Research and Development costs are expensed as incurred.  As of December 31, 2015, no costs have been incurred.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $293,488, an accumulated deficit of $1,358,808 and net loss from operations since inception of $1,358,808. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of December 31, 2015, and as of December 31, 2014 104,710,000 common shares are issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $113,600 as a loan from two different related parties. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2015 are as follows:

	December 31, 2015	December 31, 2014

Net Operating Loss carry forward	1,368,048	1,350,049
Effective Tax Rate	35%	35%
Deferred Tax Assets	478,817	472,517
Less: Valuation Allowance	(478,817)	(472,517)
Net Deferred Tax Asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2028 and 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report.  Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2015 and communicated the matters to our management.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of January 21, 2014 Mr. Massao Yomoguita, our Chief Executive Officer, identified Nikola Pizurica as our new President, with his appointment becoming effective on January 20, 2014. On the same date, Mr. Yomoguita resigned as our President.

As of July 13, 2015, Nikola Pizurica resigned as sole Director, President, Secretary, Treasurer, Principal Executive Officer and Principal Financial Officer of the Company.

 As of July 13, 2015, Nathathai Thongda, 39, was been appointed as sole Director, President, Secretary, Treasurer, Principal Executive Officer and Principal Financial Officer and is the sole member of the Board of Directors of the Company.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Nathathai Thongda	40	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Business Experience

Nathathai Thongda has a Bachelor of Arts in English (1998) from Phibul Songkram Rajabhat Institute (Phitasanulok,Thailand) and is currently attending Sukhothai Thammathirat Open University (Thailand) to obtain her Bachelor of Laws degree. Since May 2015, Ms. Thongda is the building manager of Chateau Dale Condominiums (Pattaya, Thailand), which position she also held in April through November 2014. Ms. Thongda has been a legal consultant since November 2013. Prior to that she was site manager and building manager for La Royale Beach Condominiums (Pattaya, Thailand) from August 2012 to October 2013, operations manager for The Spa (Chiangmai, Thailand) from September 2011 to February 2012, manager of administration and human resources for Topforms Brassiere Mae Sot Co., Ltd. (Mae Sot, Thailand) from April 2011 to September 2011 and prior to that managing director for Suntorn Construction and Petchaboon Bamboo (Pattaya, Thailand) from November 2009 to December 2010.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Nathathai Thongda	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. All Marketing Solutions, Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 17, 2008 ) through December 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nathathai Thongda	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Nathathai Thongda 148/7 Moo 12 Nongprue, Banglamung Chonburi 20150 Thailand [2]	60,000,000	59.7%

	All Officers and Directors as a Group (1 person)	60,000,000	59.7%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Ms. Thongda is the only “promoter” of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Ms. Thongda anticipates devoting at a minimum fifteen percent of her available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2015 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended December 31, 2015.

During the fiscal year ended December 31, 2014 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
23.1	Consent of Independent Registered Public Accounting Firm
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on June 17, 2009.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on June 17, 2009.

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

All Marketing Solutions, Inc.

BY:      /s/ Nathathai Thongda

Nathathai Thongda

President and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Dated:  February 13, 2017