Form 10-Q/A
period 2016-06-30
ALL MARKETING SOLUTIONS, INC.
filed 2017-03-27
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q /A

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (_)  Accelerated filer (_) Non-accelerated filer (_)  (Do not check if a smaller reporting company) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (  )Yes  ( X  ) No

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

Explanatory Note: We are amending June 30, 2016 Quarterly Report, which was originally filed with the SEC on March 22, 2017, to correct the typo in the 10-Q to reflect the registrant is not a shell company.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

3(i)	Articles of Incorporation[1]
3(ii)	Bylaws[2]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer [3]
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer [3]
32.2	Section 1350 Certification of Chief Financial Officer **
101	Interactive Data Files [3]

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-160031), filed with the Securities and Exchange Commission on June 17, 2011.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-160031), filed with the Securities and Exchange Commission on June 17, 2011.

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

(3) filed with the Securities and Exchange Commission on March 22, 2017.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

(Registrant)

    Date: March 27 , 2017                                                                                      By:/s/ Nathathai Thongda

  Nathathai Thongda   President and Director

  Principal and Executive Officer

  Principal Financial Officer

  Principal Accounting Officer