Form 10-Q
period 2016-09-30
ALL MARKETING SOLUTIONS, INC.
filed 2017-03-27
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission File Number 333-160031

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer (_)  Accelerated filer (_) Non-accelerated filer (_)  (Do not check if a smaller reporting company) Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (   )Yes  (X ) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 23, 2017, there were 104,710,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM BALANCE SHEETS

Unaudited

	September 30, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$-	$-

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$161,208	$152,288
Accounts payable - related party	27,600	27,600
Loans from related party	113,600	113,600
TOTAL CURRENT LIABILITIES	$302,408	$293,488

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at September 30, 2016 & at December 31, 2015	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,367,728)	(1,358,808)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(302,408)	$(293,488)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUE

Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES

Impairment of fixed asset	$-	$-	$-	$-
Office and general	600	600	2,170	3,899
Professional Fees	2,250	2,250	6,750	7,500
related party	-	-	-	-
Total Expenses	$2,850	$2,850	$8,920	$11,399

NET LOSS	$(2,850)	$(2,850)	$(8,920)	$(11,399)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,710,000	$104,710,000	$104,710,000

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net loss	$(8,920)	$(11,399)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of software source code	-	-
Expenses paid on company's behalf by shareholder	-	26,989
Prepaid Expenses	-	-
Increase (decrease) in accrued expenses	8,920	(15,590)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$626

CASH, END OF PERIOD	$-	$626

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $302,408, an accumulated deficit of $1,367,728. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of September 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of September 30, 2016, 104,710,000 (104,710,000 as of December 31, 2015) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At September 30, 2016 the Company received a loan from related parties totaling $141,200 ($141,200 at December 31, 2015) of which $27,600 ($27,600 at December 31, 2015) were for expenses paid on behalf of the company by a vendor and $113,600 ($113,600 at December 31, 2015) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

Results of Operations

For the three month period ended September 30, 2016 we had no revenue. Expenses for the three month period ended September 30, 2016 totaled $2,850 resulting in a Net loss of $2,850 compared to expenses totaling $2,850 and a net loss of $2,850 for the three month period ended September 30, 2015. The Net Loss for the three month period ended September 30, 2016 is a result of Office and general expense of $600 comprised primarily of web site maintenance expense, Professional Fees of $2,250 comprised primarily of accounting expense and related party expense of $Nil.  The Net Loss for the three month period ended September 30, 2015 was a result of Office and general expense of $600 comprised primarily of website maintenance expense, Professional Fees of $2,250 comprised primarily of accounting expense and related party expense of $Nil.

For the nine month period ended September 30, 2016 we had no revenue. Expenses for the nine month period ended September 30, 2016 totaled $8,920 resulting in a Net loss of $8,920 compared to expenses totaling $11,399 and a net loss of $11,399 for the nine month period ended September 30, 2015. The Net Loss for the nine month period ended September 30, 2016 is a result of Office and general expense of $2,170 comprised primarily of Web site maintenance and Transfer fees and filing fees, Professional Fees of $6,750 comprised primarily of accounting expense and related party expense of $Nil.  The Net Loss for the nine month period ended September 30, 2015 was a result of Office and general expense of $3,899 comprised primarily of web site maintenance fees Transfer fees and filing fees, Professional Fees of $7,500 comprised primarily of accounting expense and related part expense of $Nil.

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

As of September 30, 2016, we had $Nil in cash as compared to $Nil in cash at December 31, 2015. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We previously registered 4,000,000 shares of our common stock for sale to the public.  Our registration statement became effective on November 1, 2011 and we are still in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2016, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All Marketing Solutions, Inc.

(Registrant)

    Date: March 27, 2017                                                                                      By:/s/ Nathathai Thongda

  Nathathai Thongda   President and Director

  Principal and Executive Officer

  Principal Financial Officer

  Principal Accounting Officer