Form 10-K
period 2016-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2017-07-03
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)                                                                                       FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016 or

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

775-321-8206

Registrant’s telephone number, including area code

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as June 28, 2017 was 104,710,000 shares of common stock, $0.001 par value, issued and outstanding.

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

Since December 17, 2008 (inception) through December 31, 2016 the Company has no revenues and has accumulated losses since inception of $1,374,875.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2016 the Company had 19 shareholders of record.  The company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our December 31, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2016 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of December 31, 2016, All Marketing Solutions had $Nil cash on hand and in the bank, and $Nil of cash on hand and in the bank as of December 31, 2015. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Results of Operations

Since December 17, 2008 (inception) through December 31, 2016, the Company has no revenues and has accumulated losses since inception of $1,374,875. For fiscal year ended December 31, 2016, we incurred operating expenses in the amount of $16,067 and a net loss of and $16,067 as compared to operating expenses of $17,999 and a net loss of $17,999 for the year ended December 31, 2015. The net loss for the year ended December 31, 2016 is a result of Impairment of fixed asset expense of $Nil, Office and general expense of $2,880  comprised primarily of web site maintenance fees, filing fees and Transfer fees, Professional Fees of $13,187  comprised primarily of accounting fees, related party expense of $Nil. This compares to the net loss for the period ended December 31, 2015 of $17,999 which was a result of Impairment of fixed asset expense of $Nil, Office and general expense of $4,499 comprised primarily of web site maintenance fees filing fees and Transfer fees, Professional Fees of $13,500  comprised primarily of accounting fees, related party expense of $Nil comprised primarily of accounting expense.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director during this period, Nathathai Thongda, has undertaken to provide the Company with operating capital to sustain the Company’s business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All Marketing Solutions, Inc.

We have audited the accompanying balance sheets of All Marketing Solutions, Inc.  as of December 31, 2016 and December 31, 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016.  All Marketing Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Marketing Solutions, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at December 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

June 27, 2017

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

FINANCIAL STATEMENTS

December 31, 2016

Audited

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

BALANCE SHEETS
Audited

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$-	$-

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$157,470	$152,288
Accounts payable - related party	24,115	27,600
Loans from related party	127,970	113,600
TOTAL CURRENT LIABILITIES	$309,555	$293,488

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at December 31, 2016 & at December 31, 2015	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,374,875)	(1,358,808)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(309,555)	$(293,488)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

STATEMENTS OF OPERATIONS
Audited

	Year	Year
	ended	ended
	December 31, 2016	December 31, 2015
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Impairment of fixed asset	$-	$-
Office and general	2,880	4,499
Professional Fees	13,187	13,500
- related party	-	-
Total Expenses	$16,067	$17,999

NET LOSS	$(16,067)	$(17,999)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,710,000

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Audited

	Common Stock
	Number of		Additional Paid-in	Share Subscriptions	Accumulated
	of shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2014	104,710,000	$104,710	$960,610	$-	$(1,340,809)	$(275,489)
Net loss for the period ended
December 31, 2015					(17,999)	(17,999)

Balance, December 31, 2015	104,710,000	$104,710	$960,610	$-	$(1,358,808)	$(293,488)
Net loss for the period ended
December 31, 2016					(16,067)	(16,067)

Balance, December 31, 2016	104,710,000	$104,710	$960,610	$-	$(1,374,875)	$(309,555)

On February 5, 2013 the company approved a forward stock split of 240:1, which has been retrospectively reflected above.

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

STATEMENTS OF CASH FLOWS
Audited

	Year ended	Year ended
	December 31, 2016	December 31, 2015

OPERATING ACTIVITIES
Net loss	$(16,067)	$(17,999)
Adjustment to reconcile net loss to net cash used in operating activities
Impairment of software source code	-	-
Expenses paid on company's behalf by shareholder	14,370	26,989
Prepaid Expenses	-	-
Increase (decrease) in accrued expenses	1,697	(9,616)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$(626)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-
FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET INCREASE (DECREASE) IN CASH	$-	$(626)

CASH, BEGINNING OF PERIOD	$-	$626

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.
(FKA Patents Professional, Inc.)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2016

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

Advertising
Advertising costs are expensed as incurred. As of December 31, 2016, no advertising costs have been incurred.

Research and Development
Research and Development costs are expensed as incurred. As of December 31, 2016 no costs have been incurred.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $309,555, an accumulated deficit of $1,374,875 and net loss from operations since inception of $1,374,875. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of December 31, 2016, and as of December 31, 2015 104,710,000 common shares are issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $127,970 (December 31, 2015 - $113,600) as a loan from four different related parties. The loans are payable on demand and without interest.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2016 are as follows:

	December 31, 2016	December 31, 2015

Net Operating Loss carry forward	1,384,115	1,368,048
Effective Tax Rate	35%	35%
Deferred Tax Assets	484,440	478,817
Less: Valuation Allowance	(484,440)	(478,817)
Net Deferred Tax Asset	$ 0	$ 0

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report.  Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2016 and communicated the matters to our management.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 17, 2008 ) through December 31, 2016.

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

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Hershel Weiss, 151 N Nobhill Road, Suite 263, Plantation, FL 33324	60,000,000	57.3%

	All Officers and Directors as a Group (1 person)	0	0%

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2016 we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended December 31, 2016.

During the fiscal year ended December 31, 2015 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2015.

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

Dated:  June 30, 2017