Form 10-Q/A
period 2016-03-31
ALL MARKETING SOLUTIONS, INC.
filed 2018-04-04
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q /A

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

Explanatory Note:  All Marketing Solutions Company is amending this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was originally filed with the SEC on March 10, 2017, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements.

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

(3) Filed with the Securities and Exchange Commission on March 10, 2017.

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

(Registrant)

    Date: April 4 , 201 8                                                                    By:/s/ Nathathai Thongda

  Nathathai Thongda

                                                                                            President and Director

  Principal and Executive Officer

  Principal Financial Officer

  Principal Accounting Officer