Form 10-Q
period 2017-03-31
ALL MARKETING SOLUTIONS, INC.
filed 2018-04-09
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 5, 2018, there were 104,710,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

Unaudited

CONDENSED INTERIM BALANCE SHEETS

CONDENSED INTERIM STATEMENTS OF OPERATIONS

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM BALANCE SHEETS

Unaudited

	March 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$-	$-
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$-	$-

FIXED ASSETS
Software, less impairment	-	-
TOTAL FIXED ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$160,865	$157,470
Accounts payable - related party	24,115	24,115
Loans from related party	127,970	127,970
TOTAL CURRENT LIABILITIES	$312,950	$309,555

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at March 31, 2017 and at December 31, 2016	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,378,270)	(1,374,875)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(312,950)	$(309,555)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS

Unaudited

	Period ended	Period ended
	March 31, 2017	March 31, 2016
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Impairment of fixed asset	$-	$-
Office and general	170	600
Professional Fees	3,225	2,250
related party	-	-
Total Expenses	$3,395	$2,850

NET LOSS	$(3,395)	$(2,850)

BASIC AND DILUTED LOSS PER COMMON SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,710,000

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

Unaudited

	Period ended	Period ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net loss	$(3,395)	$(2,850)
Adjustment to reconcile net loss to net cash
used in operating activities
Impairment of software source code	-	-
Expenses paid on company's behalf by shareholder	-	-
Prepaid Expenses	-	-
Increase (decrease) in accrued expenses	3,395	2,850
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-
NET INCREASE (DECREASE) IN CASH	$-	$-
CASH, BEGINNING OF PERIOD	$-	$-
CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

(FKA Patents Professional, Inc.)

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended March 31, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $312,950, an accumulated deficit of $1,378,270. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of March 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of March 31, 2017, 104,710,000 (104,710,000 as of December 31, 2016) common shares were issued and outstanding.

NOTE 5 – LOAN PAYABLE – RELATED PARTY LOANS

At March 31, 2017 the Company received a loan from related parties totaling $152,085 ($152,085 at December 31, 2016) of which $24,115 ($24,115 at December 31, 2016) were for expenses paid on behalf of the company by a vendor and $127,970 ($127,970 at December 31, 2016) were for expenses paid on behalf of a shareholder. These amounts are payable on demand and without interest.

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

Results of Operations

For the three month period ended March 31, 2017 we had no revenue. Expenses for the three month period ended March 31, 2017 totaled $3,395 resulting in a Net loss of $3,395 compared to expenses totaling $2,850 and a net loss of $2,850 for the three month period ended March 31, 2016. The Net Loss for the three month period ended March 31, 2017 was a result of Office and general expense of $170 comprised primarily of bank fees, Professional Fees of $3,225 comprised primarily of accounting expense and related party expense of $Nil.  The Net Loss for the three month period ended March 31, 2016 was a result of Office and general expense of $600 comprised primarily of web site maintenance expense, Professional Fees of $2,250 comprised primarily of accounting expense and related party expense of $Nil.

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

As of March 31, 2017, we had $Nil in cash as compared to $Nil in cash at December 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We previously registered 4,000,000 shares of our common stock for sale to the public.  Our registration statement became effective on November 1, 2011 and we are still in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All Marketing Solutions, Inc.

(Registrant)

    Date: April 9, 2018                                                                                                         By:/s/ Nathathai Thongda

  Nathathai Thongda

                                                                                           President and Director

  Principal and Executive Officer

  Principal Financial Officer

  Principal Accounting Officer