Form 10-Q
period 2017-09-30
ALL MARKETING SOLUTIONS, INC.
filed 2018-06-21
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

                 (_)Yes

 (X)No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”  “smaller reporting company” and  “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer (_)

                               Accelerated filer (_)                                                           Non-accelerated filer (_)

(Do not check if a smaller reporting company) Smaller reporting company (X)                              Emerging growth company (_)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( )Yes  (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 20, 2018, there were 104,710,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ALL MARKETING SOLUTIONS, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

Unaudited

CONDENSED UNAUDITED BALANCE SHEETS

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

CONDENSED UNAUDITED BALANCE SHEETS

Unaudited

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$170,665	$157,470
Accounts payable - related party	34,650	34,650
Loans from related party	117,435	117,435
TOTAL CURRENT LIABILITIES	$322,750	$309,555

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at September 30, 2017 & at December 31, 2016	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,388,070)	(1,374,875)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(322,750)	$(309,555)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL MARKETING SOLUTIONS, INC.

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

Unaudited

	Three months ended	Three months ended	Nine Months ended	Nine Months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUE
Revenues	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-

EXPENSES
Office and general	$700	$600	$3,970	$2,170
Professional Fees	3,000	2,250	9,225	6,750
Total Expenses	$3,700	$2,850	$13,195	$8,920

NET LOSS	$(3,700)	$(2,850)	$(13,195)	$(8,920)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,710,000	$104,710,000	$104,710,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL MARKETING SOLUTIONS, INC.

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended	Nine months ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES
Net loss	$(13,195)	$(8,920)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accounts payable and accrued liabilities	13,195	8,920

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL MARKETING SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended September 30, 2017 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $322,750, an accumulated deficit of $1,388,070. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

As of September 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of September 30, 2017, 104,710,000 (104,710,000 as of December 31, 2016) common shares were issued and outstanding.
7
NOTE 4 – LOANS PAYABLE – RELATED PARTY LOANS

At September 30, 2017, the Company received loans from four different related parties totaling $117,435 ($117,435 at December 31, 2016.) These loans are payable on demand and without interest.

$34,650 ($34,650 at December 31, 2016) of expenses were paid by two related parties and recorded on the balance sheet as accounts payable – related party.

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

Results of Operations

For the three month period ended September 30, 2017 we had no revenue. Expenses for the three month period ended September 30, 2017 totaled $3,700 resulting in a Net loss of $3,700 compared to expenses totaling $2,850 and a net loss of $2,850 for the three month period ended September 30, 2016. The Net Loss for the three month period ended September 30, 2017 is a result of Office and general expense of $700 comprised primarily of web site maintenance expense, Professional Fees of $3,000 comprised primarily of accounting expense.  The Net Loss for the three month period ended September 30, 2016 is a result of Office and general expense of $600 comprised primarily of web site maintenance expense, Professional Fees of $2,250 comprised primarily of accounting expense.  .

For the nine month period ended September 30, 2017 we had no revenue. Expenses for the nine month period ended September 30, 2017 totaled $13,195 resulting in a Net loss of $13,195 compared to expenses totaling $8,920 resulting in a Net loss of $8,920. For the nine month period ended September 30, 2016 The Net Loss for the nine month period ended September 30, 2017 is a result of Office and general expense of $3,970 comprised primarily of Web site maintenance and Transfer fees and filing fees, Professional Fees of $9,225 comprised primarily of accounting expense.  The Net Loss for the nine month period ended September 30, 2016 is a result of Office and general expense of $2,170 comprised primarily of Web site maintenance and Transfer fees and filing fees, Professional Fees of $6,750 comprised primarily of accounting expense.

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

As of September 30, 2017, we had $Nil in cash as compared to $Nil in cash at December 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We previously registered 4,000,000 shares of our common stock for sale to the public.  Our registration statement became effective on November 1, 2011 and we are still in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: June 21, 2018

By:/s/ Nathathai Thongda

    Nathathai Thongda

    President and Director

    Principal and Executive Officer

    Principal Financial Officer

    Principal Accounting Officer