Form 10-Q/A
period 2017-09-30
ALL MARKETING SOLUTIONS, INC.
filed 2018-07-03
CIK 1464300

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

Explanatory Note:  All Marketing Solutions Company is amending this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which was originally filed with the SEC on June 21, 2018, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements.

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

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

(3) Filed with the Securities and Exchange Commission on June 21, 2018.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

(Registrant)

Date: July 03 , 2018

By:/s/ Nathathai Thongda

    Nathathai Thongda

    President and Director

    Principal and Executive Officer

    Principal Financial Officer

    Principal Accounting Officer