Form 10-K/A
period 2016-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2018-09-13
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)                                                                                       FORM 10-K

/A

Amendment no. 1

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

Explanatory Note:  All Marketing Solutions Company is amending this Annual Report on Form 10-K for the annual year ended December 31, 2016, which was originally filed with the SEC on July 03, 2017, to add exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T and adjustments in the financial statements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934 [3]
23.1	Consent of Independent Registered Public Accounting Firm [3]
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 [3]
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on June 17, 2009.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on June 17, 2009.

[3] filed with the Commission on July 03, 2017.

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

Dated:   September 13, 2018