Form 10-K
period 2017-12-31
ALL MARKETING SOLUTIONS, INC.
filed 2018-09-25
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company [X] Emerging growth company

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X] No.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Registrant's Common Stock as September 21, 2018 was 104,710,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I

Item 1. Business.

All Marketing Solutions, Inc. (“All Marketing Solutions”, “we”, “the Company”) was incorporated in the State of Nevada as a for-profit Company on December 17, 2008 and established a fiscal year end of December 31. We are a Company formed in order to enter into the international market for patent consulting and technology transfer services.

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

Since December 17, 2008 (inception) through December 31, 2017 the Company has no revenues and has accumulated losses since inception of $1,387,077.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2017 the Company had 19 shareholders of record.  The Company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our December 31, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “December 31, 2017 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of December 31, 2017, All Marketing Solutions had $Nil cash on hand and in the bank, and $Nil of cash on hand and in the bank as of December 31, 2016. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Results of Operations

Since December 17, 2008 (inception) through December 31, 2017, the Company has no revenues and has accumulated losses since inception of $1,387,077. For fiscal year ended December 31, 2017, we incurred operating expenses in the amount of $12,202 and a net loss of $12,202 as compared to operating expenses of $16,067 and a net loss of $16,067 for the year ended December 31, 2016. The net loss for the year ended December 31, 2017 is a result of office and general expense of $4,720 comprised primarily of, filing fees and transfer fees, professional fees of $7,482  comprised primarily of accounting fees. This compares to the net loss for the period ended December 31, 2016 of $16,067 which was a result of office and general expense of $2,880 comprised primarily of filing fees and transfer fees, professional Fees of $13,187 comprised primarily of accounting fees.

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

Item 8. Financial Statements and Supplementary Data.

To The Board of Directors and Stockholders of

All Marketing Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of All Marketing Solutions, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not generated revenues sufficient to cover operating expenses and has negative working capital.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018

Farmington, Utah

August 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

All Marketing Solutions, Inc.

We have audited the accompanying balance sheet of All Marketing Solutions, Inc.  as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year  ended December 31, 2016.  All Marketing Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All Marketing Solutions, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

June 27, 2017

ALL MARKETING SOLUTIONS, INC.

FINANCIAL STATEMENTS

December 31, 2017

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF STOCKHOLDERS’EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$166,972	$157,470
Accounts payable - related party	37,350	34,650
Loans from related party	117,435	117,435
TOTAL CURRENT LIABILITIES	$321,757	$309,555

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at December 31, 2017 and December 31, 2016 respectively	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,387,077)	(1,374,875)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(321,757)	$(309,555)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31, 2017	December 31, 2016
REVENUE
Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES
Office and general	$4,720	$2,880
Professional Fees	7,482	13,187
Total Expenses	$12,202	$16,067

Loss before Income Tax	(12,202)	(16,067)
Income Tax	-	-
NET LOSS	$(12,202)	$(16,067)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$104,710,000	$104,710,000

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of		Additional Paid-in	Accumulated
	of shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	104,710,000	$104,710	$960,610	$(1,358,808)	$(293,488)

Net loss for the period ended December 31, 2016				(16,067)	(16,067)

Balance, December 31, 2016	104,710,000	104,710	960,610	(1,374,875)	(309,555)

Net loss for the period ended December 31, 2017				(12,202)	(12,202)

Balance, December 31, 2017	104,710,000	$104,710	$960,610	$(1,387,077)	$(321,757)

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31, 2017	December 31, 2016

OPERATING ACTIVITIES
Net loss	$(12,202)	$(16,067)
Adjustment to reconcile net loss to net cash
used in operating activities
Expenses paid on company's behalf by Related Party	2,700	14,370
Increase (decrease) in accounts payable and accrued liabilities	9,502	1,697

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$-	$-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$-	$-
	$-	$-
NET CASH PROVIDED BY FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALL MARKETING SOLUTIONS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

December 31, 2017

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

Advertising

Advertising costs are expensed as incurred.  As of December 31, 2017, no advertising costs have been incurred.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $321,757, an accumulated deficit of $1,387,077 and net loss from operations since inception of $1,387,077. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of December 31, 2017, and as of December 31, 2016, 104,710,000 common shares are issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has received $117,435 at December 31, 2017 ($117,435 as at December 31, 2016) as a loan from four different related parties. The loans are payable on demand and without interest.

During the year ended December 31, 2017, a related party paid $2,700 of expenses on behalf of the Company.  The total amount as of December 31, 2017 was $37,350 ($34,650 at December 31, 2016) for expenses that have been paid on behalf of the Company by two related parties and has been recorded on the balance sheet as accounts payable - related party.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2017 are as follows:

	December 31, 2017	December 31, 2016

Net Operating Loss carry forward	1,387,077	1,374,875
Effective Tax Rate	35%	35%
Deferred Tax Assets	485,477	481,206
Effect of rate changes on deferred tax assets (35% to 21%)	(194,191)	-
Less: Valuation Allowance	(291,286)	(481,206)
Net Deferred Tax Asset	$ 0	$ 0

The net federal operating loss carry forward will expire between 2029 and 2037.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

The Company has no tax position at December 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2017 and 2016.

Tax years 2013 through 2017 are open to examination by the tax authorities.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no further events to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of December 31, 2017, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
Nathathai Thongda	41	President, Secretary, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 17, 2008) through December 31, 2017.

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

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Hershel Weiss, 151 N Nobhill Road, Suite 263, Plantation, FL 33324	60,000,000	59.3%
	All Officers and Directors as a Group (1 person)	0	0%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Ms. Thongda is the only “promoter” of our company.

[2]

Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days.

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

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2017, we incurred approximately $1,757 in fees to our former independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended December 31, 2017.  During the fiscal year ended December 31, 2017, we incurred approximately $3,000 in fees to our current principle independent accountants for professional services rendered in connection with the audit and review of financial statements for the fiscal year ended December 31, 2017.

During the fiscal year ended December 31, 2016 we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2016.

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

Dated:  September 25, 2018