Form 10-Q
period 2018-03-31
ALL MARKETING SOLUTIONS, INC.
filed 2018-10-05
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_) Yes (X)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,"  "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.   Large accelerated filer (_)   Accelerated filer (_) Non-accelerated filer (_)  (Do not check if a smaller reporting company) Smaller reporting company (X) Emerging Growth Company (X)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( )Yes  (X) No

As of October 5, 2018, there were 104,710,000 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

ALL MARKETING SOLUTIONS, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

CONDENSED UNAUDITED BALANCE SHEETS

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ALL MARKETING SOLUTIONS, INC.

CONDENSED UNAUDITED BALANCE SHEETS

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$172,722	$166,972
Accounts payable - related party	37,350	37,350
Loans from related party	117,435	117,435
TOTAL CURRENT LIABILITIES	327,507	321,757
TOTAL LIABILITIES	$327,507	$321,757

STOCKHOLDERS' EQUITY/(DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
104,710,000 shares at March 31, 2018 and December 31, 2017, respectively	$104,710	$104,710
Additional Paid in Capital	960,610	960,610
Accumulated Deficit	(1,392,827)	(1,387,077)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(327,507)	$(321,757)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL MARKETING SOLUTIONS, INC.

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017
REVENUE

Revenues	$-	$-
Total Revenues	$-	$-

EXPENSES

Office and general	$-	$170
Professional Fees	5,750	3,225
Total Expenses	$5,750	$3,395

Loss before Income Tax	(5,750)	(3,395)

Income Tax	-	-

NET LOSS	$(5,750)	$(3,395)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,710,000	104,710,000

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL MARKETING SOLUTIONS, INC.

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017

OPERATING ACTIVITIES
Net loss	$(5,750)	$(3,395)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in accounts payable and accrued liabilities	5,750	3,395

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
	$-	$-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
	$-	$-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

ALL MARKETING SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended March 31, 2018 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $327,507, an accumulated deficit of $1,392,827. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

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

As of March 31, 2018, 104,710,000 (104,710,000 as of December 31, 2017) common shares were issued and outstanding.

NOTE 4 – LOANS PAYABLE – RELATED PARTY LOANS

At March 31, 2018 the Company received loans from four different related parties totaling $117,435 ($117,435 at December 31, 2017.) These loans are payable on demand and without interest.  $37,350 ($37,350 at December 31, 2017) of expenses were paid by two related parties and recorded on the balance sheet as accounts payable - related party.

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

Results of Operations

For the three month period ended March 31, 2018 we had no revenue. Expenses for the three month period ended March 31, 2018 totaled $5,750 resulting in a Net loss of $5,750 compared to expenses totaling $3,395 and a net loss of $3,395 for the three month period ended March 31 2017. The Net Loss for the three month period ended March 31 2018 was a result of Office and general expense of $Nil comprised primarily of bank fees, Professional Fees of $5,750 comprised primarily of accounting expense The Net Loss for the three month period ended March 31, 2017 is a result of Office and general expense of $170 comprised primarily of web site maintenance expense, Professional Fees of $3,225 comprised primarily of accounting expense.

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

As of March 31, 2018, we had $Nil in cash as compared to $Nil in cash at December 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities.  We previously registered 4,000,000 shares of our common stock for sale to the public.  Our registration statement became effective on November 1, 2011 and we are still in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

3(i)	Article of Incorporation[1]
3(ii)	Bylaws[2]
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-160031), filed with the Securities and Exchange Commission on June 17, 2009.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-160031), filed with the Securities and Exchange Commission on June 17, 2009.

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

(Registrant)

Date: October 5, 2018	By: /s/ Nathathai Thongda
Nathathai Thongda Principal and Executive Officer Principal Financial Officer Principal Accounting Officer