Form 10-Q/A
period 2018-06-30
ALL MARKETING SOLUTIONS, INC.
filed 2018-10-29
CIK 1464300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this amendment to Form 10-Q for the period ended June 30, 2018 is to indicate the registrant in NOT a shell company (as defined in Rule 12b-2 of the Exchange Act).

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

All Marketing Solutions, Inc.

(Registrant)

Date: October 29, 2018	By: /s/ Nathathai Thongda
Nathathai Thongda Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

2